Form 10QSB
period 1996-03-31
GFSB BANCORP INC
filed 1996-05-15
CIK 942129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE EXCHANGE ACT OF 1934

                      For the transition period from to


                       Commission file number: 0-25854


                              GFSB BANCORP, INC.
                (Name of Small Business Issuer in its Charter)


Delaware                                                04-2095007
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

221 West Aztec Avenue, Gallup, New Mexico                   87301
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's Telephone Number, Including Area Code:         (505) 722-4361

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes  [X]      No  [  ]


As of May 2, 1996, there were issued and outstanding 948,750 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                     Index

                                                                 Page No.

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Statements of Financial Condition
          March 31, 1996 and June 30, 1995                                3

        Consolidated Statements of Earnings
          Three months and nine months ended March 31, 1996 and 1995      4

        Consolidated Statements of Cash Flows
          Nine months ended March 31, 1996 and 1995                       6

        Notes to Consolidated Financial Statements                        8

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                13

         Signatures                                                      14

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              March 31,        June 30,
                                                                 1996            1995
                                                             (Unaudited)
                                     ASSETS

Cash and cash equivalents                                  $   6,783,772   $   4,914,517
Available-for-sale investment securities, at market value      2,755,848       3,676,955
Mortgage-backed securities:
    Held-to-maturity, at amortized cost                                -       1,079,594
    Available for sale, at market value                       24,147,942       9,659,475
Stock of Federal Home Loan Bank, at cost,
  restricted                                                     542,700         441,700
Loans receivable, net                                         35,170,160      32,339,124
Accrued interest receivable                                      404,383         219,964
Premises and equipment, net                                      496,966         473,419
Prepaid income taxes                                              61,825          61,825
Prepaid and other assets                                          58,800          38,194
                                                           -------------   -------------

    TOTAL ASSETS                                           $  70,422,396   $  52,904,767
                                                           =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                   $  43,256,433   $  36,602,504
Accrued interest payable                                         110,672          58,143
Advances from Federal Home Loan Bank                          10,000,000               -
Advances from borrowers for taxes
  and insurance                                                  341,905         266,814
Accounts payable and accrued liabilities                          87,869         124,216
Deferred income taxes                                            135,754          98,337
Accrued income taxes                                             178,429               -
Dividends declared                                                94,875               -
                                                           -------------   -------------
    TOTAL LIABILITIES                                         54,205,937      37,150,014

COMMITMENTS AND CONTINGENCIES                                          -               -

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 2,000,000
  shares authorized;  948,750 issued and
  outstanding                                                     94,875          94,875
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                          -               -
Additional paid-in-capital                                     9,027,931       9,020,623
Unearned ESOP stock                                             (541,140)       (560,000)
Retained earnings, substantially
  restricted                                                   7,400,462       7,037,557
Unrealized gain on available for sale
  securities, net of taxes                                       234,331         161,698
                                                           -------------   -------------
    TOTAL STOCKHOLDERS' EQUITY                                16,216,459      15,754,753
                                                           -------------   -------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $  70,422,396   $  52,904,767
                                                           =============   =============



See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                      Three months ended          Nine months ended
                                          March 31,                   March 31,
                                       1996         1995          1996         1995
                                  (Unaudited    (Unaudited)   (Unaudited)   (Unaudited)
Interest income
  Loans receivable
    Mortgage loans              $   716,700   $   627,680   $ 2,106,253   $ 1,889,384
    Commercial loans                 56,441        73,808       157,864       146,409
    Share and consumer loans         28,441        20,337        82,503        60,347
  Investment securities and
    mortgage-backed securities      440,909       184,404     1,097,555       461,512
  Other interest-earning assets      38,714         8,464       132,710        47,591
                                -----------   -----------   -----------   -----------

    TOTAL INTEREST EARNINGS       1,281,205       914,693     3,576,885     2,605,243

Interest expense
  Deposits                          518,207       426,077     1,516,409     1,185,115
  Advances from Federal Home
    Loan Bank                       140,727         2,970       188,951         4,207
                                -----------   -----------   -----------   -----------

    TOTAL INTEREST EXPENSE          658,934       429,047     1,705,360     1,189,322
                                -----------   -----------   -----------   -----------

    NET INTEREST EARNINGS           622,271       485,646     1,871,525     1,415,921

Provision for loan losses                 -         4,000        28,099        91,000
                                -----------   -----------   -----------   -----------

    NET INTEREST EARNINGS AFTER
      PROVISION FOR LOAN LOSSES     622,271       481,646     1,843,426     1,324,921

Non-interest earnings
  Income from real estate
     operations                           -         2,000         3,300         6,396
  Service charge income               6,191             -        11,982             -
  Miscellaneous income                  446           127         9,627           240
                                -----------   -----------   -----------   -----------

    TOTAL NON-INTEREST EARNINGS       6,637         2,127        24,909         6,636

Non-interest expense
  Compensation and benefits         177,445       115,224       418,623       337,175
  Professional fees                  53,307        12,441       122,959       117,480
  Occupancy                          25,126        17,401        80,677        50,292
  Advertising                        10,481         2,358        25,649         6,989
  Data processing                    20,824        17,369        64,664        48,440
  Insurance                          26,387        25,201        76,541        72,680
  Other                              42,671        36,041       119,027        90,366
                                -----------   -----------   -----------   -----------

    TOTAL NON-INTEREST EXPENSE      356,241       226,035       908,140       723,422



                               GFSB Bancorp, Inc.


                                  Three months ended          Nine months ended
                                       March 31,                   March 31,
                                      1996          1995          1996          1995
                                -----------   -----------   -----------   -----------
                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)

  EARNINGS BEFORE INCOME TAXES      272,667       257,738       960,195       608,135

Income tax expense                  112,984        93,387       359,795       256,158
                                -----------   -----------   -----------   -----------

  NET EARNINGS                  $   159,683   $   164,351   $   600,400   $   351,977
                                ===========   ===========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                894,636            -        893,381             -

EARNINGS PER COMMON SHARE       $      0.18   $        -    $      0.67   $         -
                                 ===========   ==========    ===========   ==========




See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                Nine months ended
                                                                    March 31,
                                                              1996            1995
                                                           (Unaudited)    (Unaudited)
Cash flows from operating activities
  Net earnings                                           $    600,400   $     351,976
  Adjustments to reconcile net earnings to
    net cash provided by operations
    Deferred loan origination fees                            (86,330)        (59,840)
    Gain on sale of sold loans                                 (7,414)         (6,460)
    Provision for loan losses and losses on
      real estate                                              28,099          91,000
    Depreciation of premises and equipment                     39,256          24,247
    Amortization of investment and mortgage-
      backed securities premiums                               85,753          34,507
    Stock dividends on FHLB stock                             (49,800)        (17,700)
    ESOP contribution - compensation
      cost - release of ESOP shares                            26,168               -
    Provision for deferred income taxes                             -          11,008
  Net changes in operating assets and liabilities
    Accrued interest receivable                              (184,419)        (30,917)
    Prepaid taxes                                                   -         (45,776)
    Prepaid and other assets                                  (20,606)       (122,729)
    Accrued interest payable                                   52,529          22,540
    Accounts payable and accrued liabilities                  (36,347)        (22,036)
     Income taxes payable                                     178,429          19,925
                                                        -------------   -------------
      Net cash provided by operating activities               625,718         249,745

Cash flows from investing activities
  Purchase of premises and equipment                          (62,803)        (12,277)
  Loan originations and principal
    repayment on loans, net                                (2,765,391)     (2,015,958)
  Principal payments and maturities on
    mortgage-backed securities                              2,342,106         890,713
  Purchases of mortgage-backed securities                 (15,840,882)     (1,689,044)
  Purchase of FHLB stock                                      (51,200)              -
  Purchase of U.S. Agency Securities, FHLB
    Debentures, and bonds                                           -      (1,796,328)
  Maturities and proceeds from sale of FHLB
    Debentures, U.S. Agency Securities,
    and bonds                                               1,035,000         400,000
                                                         ------------   -------------

      Net cash used by investing activities               (15,343,170)     (4,222,894)


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents


                                                                Nine months ended
                                                                     March 31,
                                                               1996            1995
                                                            (Unaudited)    (Unaudited)
                                                         ------------   -------------
Cash flows from financing activities
  Net increase in NOW accounts, business
    checking, passbook savings, money market
    accounts, and certificates of deposit                $  6,653,929   $   2,766,218
  Net increase in mortgage escrow funds                        75,091         (45,139)
  Proceeds from FHLB advances                              10,000,000         400,000
  Repayments on FHLB advances                                       -        (400,000)
  Dividends paid in cash                                     (142,313)              -
                                                         ------------   -------------

      Net cash provided by financing activities            16,586,707       2,721,079
                                                         ------------   -------------

  Increase in cash and cash equivalents                     1,869,255      (1,252,070)

  Cash and cash equivalents at beginning of period          4,914,517       2,149,823
                                                         ------------   -------------

  Cash and cash equivalents at end of period             $  6,783,772   $     897,753
                                                         ============   =============



Supplemental disclosures
  Cash paid during the period for
    Interest on deposits and advances                    $  1,652,831   $   1,166,782
    Income taxes                                              161,954         282,000

  Unrealized gain (loss), net of deferred taxes
    for implementation of FASB #115                            72,633          (9,201)

  Dividends declared not yet paid                              94,875               -

  Transfers from/to loans to/from real estate
    acquired through foreclosure                                    -          75,377




See notes to consolidated financial statements.

                              GFSB BANCORP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Bank pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Bank believes that the disclosures included herein are adequate to make the information presented not misleading.

     The organization and business of the Bank, accounting policies followed by the Bank and other information are contained in the notes to the Bank's financial statements filed as part of the Bank's June 30, 1995 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2. Dividends. During the quarter ended December 31, 1995, the Board of Directors declared a cash dividend of $0.15 per share on the Company's outstanding common stock, payable to stockholders of record as of December 31, 1995. The dividends were paid in January, 1996. As required by SOP 93-6, dividends on unallocated ESOP shares have been recorded as compensation cost rather than a reduction of retained earnings.

     During the quarter ended March 31, 1996, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of March 31, 1996. The dividends were paid in April, 1996.

3. Employee Stock Option Plan. On December 31, 1995, the Company released 1,886 shares of its common stock owned by the Company's ESOP that were committed to be released. The release of the shares resulted in $26,168 of additional compensation cost.


4. Management Stock Bonus Plan. On March 19, 1996, the Company received approval from the Office of Thrift Supervision to implement the Company's Stock Bonus Plan. In late April the Plan purchased 37,950 shares of common stock to be distributed in accordance with the Plan.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

GFSB Bancorp, Inc., is the 100% owner of Gallup Federal Savings Bank ("the Bank"), and the Bank is currently the only entity with which the holding company has an ownership interest. The Bank is primarily engaged in the business of accepting deposit accounts from the general public and using such funds to originate mortgage loans for the purchase and refinancing of one-to four-family homes located in its primary market area. The Bank also originates multi-family, commercial real estate, construction, consumer and commercial business loans. The Bank also purchases mortgage-backed and investment securities. The largest components of the Bank's net earnings are net interest income, which is the difference between interest income and interest expense, and noninterest income derived primarily from fees. Consequently, the Bank's earnings are dependent on its ability to originate loans, net interest income, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's net earnings is also affected by its provision for loan losses and foreclosed real estate as well as the amount of other expense, such as compensation and benefit expense, occupancy and equipment expense and deposit insurance premium expenses. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. The disparity in premiums paid by BIF and SAIF insured institutions will also adversely impact the Bank.

Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, industry lobbyists and the Administration. One plan that has gained support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time assessment of up to 85 to 90 basis points on the amount of deposits held by the member institution to recapitalize the SAIF. If this proposal is enacted by Congress, the effect would be to immediately reduce the capital of the SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings. If a requirement was implemented as of March 31, 1995 (the date contained in some recently proposed legislation for the Bank to pay a one-time assessment of .90% of insured deposits), the amount of such assessment would be approximately $340,000. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

Management Strategy

Management's  strategy  has been to monitor  interest  rate  risk,  by asset and liability management, and maintain asset quality while enhancing earnings and profitability. The Bank's strategy has been primarily to make loans and secondarily to invest remaining funds in mortgage-backed securities and investment securities. The Bank's purchase of mortgage-backed securities and investment securities is designed primarily for safety of principal and secondarily for rate of return. The Bank's lending strategy has historically focused on the origination of traditional one- to four-family mortgage loans primarily secured by one- to four-family residences in the Bank's primary market area. These loans typically have fixed rates. The Bank also invests a portion of its assets in construction, consumer, commercial business, multi-family and commercial real estate loans as a method of enhancing earnings and profitability while also reducing interest rate risk. Since 1994, the Bank has actively originated commercial business loans and increased its origination of commercial real estate loans and construction loans. These loans typically have adjustable interest rates and are for shorter terms than residential first mortgage loans. The Bank has limited experience with these types of loans, and this type of lending generally has more risk than residential lending. Investment securities in the Bank's portfolio typically have shorter terms to maturity than residential first mortgage loans. As part of its asset/liability management strategy, the Bank sells its fixed rate mortgage loans with terms over 15 years into the secondary market. The Bank has sought to remain competitive in its market by offering a variety of products. The Bank attempts to manage the interest rates it pays on deposits while maintaining a stable deposit base and providing quality services to its customers.

     During the past few years the competing financial institutions located in Gallup have all been acquired by statewide and regional bank holding companies. As a result, as of 1995, the Bank is the only local institution headquartered and managed in Gallup, New Mexico. The Bank believes that its "hometown" advantage will provide an opportunity to expand its operations as the only local independent financial institution and that the reorganization to the holding company format and the capital raised from the conversion will enable it to take advantage of this opportunity. It intends to use the new structure and capital to expand both the amount and scope of its current lending and investment activities. The Bank also believes that it has a unique ability to grow as a result of the relatively large retail and wholesale businesses specializing in Indian jewelry. In addition, the Bank is exploring methods of increasing its business with the large Native American population located in the nearby Navajo and Zuni Pueblo Indian reservations.

Asset and Liability Management

     In an effort to reduce interest rate risk and protect it from the negative effect of rapid increases and decreases in interest rates, the Bank has instituted certain asset and liability management measures including selling fixed rate mortgage loans with terms over 15 years. See "-Management Strategy."

The Bank, like many other thrift institutions, is exposed to interest rate risk as a result of the difference in the maturity of interest-bearing liabilities and interest-earning assets and the volatility of interest rates. Most deposit accounts react more quickly to market interest rate movements than do the existing mortgage loans because of their shorter terms to maturity; sharp decreases in interest rates would typically positively affect the Bank's earnings. Conversely, this same mismatch will generally adversely affect the Bank's earnings during periods of inclining interest rates. Generally, market interest rates declined between 1991 and 1993. By the latter part of 1993, interest rates on U.S. treasury bonds and home mortgage loans had declined to lower levels than had been experienced in the prior ten years. During 1994 general market interest rates, including rates charged on mortgage loans and rates paid on deposits, increased. General market interest rates decreased during 1995, and then showed an increase during the first quarter of 1996.

During the low interest rate environment that existed from 1991 through 1993, the Bank, like other financial institutions, experienced a significant increase in homeowners seeking to refinance their existing mortgages. This trend resulted in a decrease in the yield on the Bank's interest earning assets, namely the loan portfolio and mortgage-backed securities portfolios. The net interest rate spread may decrease if deposits reprice upward more rapidly than interest earning assets.

FINANCIAL CONDITION

The Bank's total assets increased $17.5 million or 33% from $52.9 million at June 30, 1995 to $70.4 million at March 31, 1996. This increase is the result of a $13.4 million increase in mortgage-backed securities, and a $2.7 million increase in the Bank's net loan portfolio. These increases are offset by a decrease in cash and cash equivalents of $1.8 million. The majority of the increases are directly attributable to efforts of Management to take advantage of the increased capital infusion made as a result of the conversion from a mutual to stock form of ownership through increased investment and lending activity. During the same period, deposits increased $6.6 million from $36.6 million at June 30, 1995 to $43.2 million at March 31, 1996. This increase is primarily due to the Bank now offering NOW accounts and business checking accounts to its customers. The Bank had $234,000 and $162,000 in unrealized gains (net of deferred taxes) at March 31, 1996 and June 30, 1995, respectively from market gains on the Bank's investment and mortgage-backed portfolios. Unrealized gains and losses do not impact the Bank's financial statements until they are realized.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

General

Net earnings decreased $5,000 or 3% for the quarter ended March 31, 1996 from the quarter ended March 31, 1995. This decrease is primarily the result of an increase in non-interest expense of $130,000 offset by an increase in net interest earnings of $141,000 and an increase in income taxes of $20,000.

Total Interest Earnings

Total interest income increased $367,000 or 40.11% from $915,000 for the quarter ended March 31, 1995 to $1.3 million for the quarter ended March 31, 1996. The increase was primarily due to a $13.4 million increase in the Bank's mortgage-backed securities portfolio and some general increases in interest rates.

Interest Expense

Total interest expense increased $230,000 or 53.61% from $429,000 for the quarter ended March 31, 1995 to $659,000 for the quarter ended March 31, 1996. This increase was due to a general increase in the deposit base including the addition of NOW accounts, higher rates on deposit products, and a substantial increase in borrowings.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrowers' ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $311,000 and $307,000 at March 31, 1996 and 1995, respectively. The provision for loans was $0.00 and $4,000 for the quarters ended March 31, 1996 and 1995, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Expense

Total non-interest expense increased $130,000 or 57.52% from $226,000 for the quarter ended March 31, 1995 to $356,000 for the quarter ended March 31, 1996. This increase was primarily due to an increase in compensation and benefits of $62,000, an increase in professional fees of $41,000, an increase in other expenses of $7,000, and an increase in occupancy costs of $7,000. The increase in professional fees is due to the increased reporting requirements resulting from the conversion. The increase in compensation and benefits was the result of the addition of a senior operating officer. The increase in other expenses is due to increased supplies, travel, and phone expenses due to the conversion.

COMPARISON OF OPERATING RESULTS FOR NINE MONTH PERIOD ENDED MARCH 31, 1996 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1995

General

Net earnings increased $248,000 or 70.45% for the nine month period ended March 31, 1996 from the nine month period ended March 31, 1995. This increase is primarily the result of an increase in interest earnings of $971,000 and a decrease in the provision for loan losses of $63,000, offset by an increase in interest expense of $516,000 and an increase in non-interest expense of $185,000.

Total Interest Earnings

Total interest income increased $971,000 or 36% from $2.6 million for the nine month period ended March 31, 1995 to $3.6 million for the nine month period ended March 31, 1996. The increase was primarily due to a $13.4 million increase in the Bank's mortgage-backed securities portfolio, a $2.7 million increase in loan portfolio and some general increases in interest rates.

Interest Expense

Total interest expense increased $516,000 or 43% from $1.2 million for the nine month period ended March 31, 1995 to $1.7 million for the nine month period ended March 31, 1996. This increase was due to a general increase in the deposit base including the addition of NOW accounts, higher rates on deposit products, and a substantial increase in borrowings.

Non-Interest Expense

Total non-interest expense increased $185,000 or 26% from $723,000 for the nine month period ended March 31, 1995 to $908,000 for the nine month period ended March 31, 1996. This increase was primarily due to an increase in compensation and benefits of $81,000, an increase in other expenses of $29,000, an increase in data processing costs of $17,000, an increase in advertising costs of $18,000, and an increase in occupancy costs of $31,000. The increase in compensation and benefits was the result of the addition of a senior operating officer. The increase in other expense, advertising, and occupancy is due to increased activity due to the conversion.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At March 31, 1996, the Bank's liquidity, as measured for regulatory purposes, was 13.25%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are significantly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At March 31, 1996, cash and cash equivalents totaled $6.8 million. The Bank has other sources of liquidity if a need for additional funds arise. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At March 31, 1996, the Bank had $10 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional mortgage-backed securities as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended March 31, 1996, the Bank originated $5.7 million in total loans, of which $3.6 million were mortgage loans. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, federal funds and FHLB-Dallas overnight funds. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities, consisting principally of interest and dividends received less interest paid on deposits, were $626,000 and $244,000 for the nine month periods ended March 31, 1996 and 1995, respectively. Net cash used for investing activities consisted primarily of disbursement of loan originations and investment in mortgage-backed security purchases, offset by principal collections on loans and proceeds from the maturities of investment securities. Such uses were $15.3 million and $4.2 million for the nine month periods ended March 31, 1996 and 1995, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and new FHLB borrowings, were $16.6 million and $2.7 million for the nine month periods ended March 31, 1996 and 1995, respectively.


The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 1996, the Bank had commitments to fund loans of $3.3 million. Certificates of deposit scheduled to mature in one year or less totaled $17.8 million. Based on historical withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At March 31, 1996, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

Impact of Certain Accounting Standards

Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed of." This Statement will be effective for the Bank for the fiscal year ended June 30, 1997. This statement established standards for the impairment of long-lived assets and requires that long-lived assets held by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Statement also requires that long-lived assets to be disposed of be reported at the lower of carrying value or fair value less cost to sell. This Statement is not anticipated to have a material impact on the Bank's financial condition.

Accounting for Mortgage Servicing Rights

In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement requires that mortgage banking enterprises recognize as separate assets right to service mortgage loans for others, however those servicing rights are acquired. Mortgage banking enterprises that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. This Statement applies to fiscal years beginning after December 31, 1995. The Bank currently does not retain servicing rights on sold loans, therefore, this Statement is not anticipated to have a material impact on the Bank's financial condition.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 1996.

GFSB BANCORP, INC.

SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GFSB BANCORP, INC.


Date: May 13, 1996                  \s\ Jerry R. Spurlin
                                    Jerry R. Spurlin
                                    President
                                    (Duly Authorized Representative and
                                     Principal Financial Officer)