Form 10QSB
period 1996-09-30
GFSB BANCORP INC
filed 1996-11-14
CIK 942129

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996
                                               ------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

          For the transition period from              to
                                         ------------    --------------


                        Commission file number: 0-25854

                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                 04-2095007
------------------------------------------------     -------------------
(State or Other Jurisdiction of Incorporation or       (I.R.S. Employer
Organization)                                        Identification No.)


221 West Aztec Avenue, Gallup, New Mexico                  87301
-----------------------------------------               ----------
(Address of Principal Executive Offices)                (Zip Code)


Issuer's Telephone Number, Including Area Code:       (505) 722-4361
                                                      --------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X         No
                                 ---           ---



As of November 12, 1996, there were issued and outstanding 901,313 shares of the registrant's Common Stock.

================================================================================

GFSB Bancorp, Inc.


Index

                                                                 Page No.

               PART I.  FINANCIAL INFORMATION

Item 1  Consolidated Financial Statements:

        Consolidated Statements of Financial Condition
          September 30, 1996 and June 30, 1996                           3

        Consolidated Statements of Earnings
          Three months ended September 30, 1996 and 1995                 4

        Consolidated Statements of Cash Flows
          Three months ended September 30, 1996 and 1995                 6

        Notes to Consolidated Financial Statements                       8

Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      8

               PART II.  OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K                                13

        Signatures                                                      14

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       September 30,  June 30,
                                                          1996          1996
                                                       -----------   -----------
                                                       (Unaudited)
ASSETS

Cash and due from banks                                $ 1,598,242   $ 1,671,053
Interest-bearing deposits with banks                     1,509,599     1,346,141
Federal funds sold                                         150,000       150,000
Available-for-sale investment securities                 4,195,390     4,572,647
Available-for-sale mortgage-backed securities           29,273,575    25,245,896
Stock of Federal Home Loan Bank, at cost, restricted       808,100       550,600
Loans receivable, net, substantially pledged            41,147,834    38,727,535
Accrued interest and dividend receivable                   433,745       400,316
Premises and equipment                                     539,532       537,042
Prepaid and other assets                                    52,117        49,405
                                                       -----------   -----------

    TOTAL ASSETS                                       $79,708,134    73,250,635
                                                       ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction accounts                                   $ 4,117,198   $ 3,239,079
Savings and now deposits                                11,386,823    10,758,974
Time deposits                                           32,496,279    31,991,757
Accrued interest payable                                   139,219       103,507
Advances from borrowers for taxes and insurance            281,421       174,532
Accounts payable and accrued liabilities                   367,600       172,717
Deferred income taxes                                      125,477        81,087
Dividends declared and payable                              90,131       402,577
Advances from Federal Home Loan Bank                    15,946,000    10,854,000
Income taxes payable                                        12,682       108,929
                                                       -----------   -----------

    TOTAL LIABILITIES                                   64,962,830    57,887,159



COMMITMENTS AND CONTINGENCIES                                    -             -


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 2,000,000
  shares authorized;  901,313 issued and
  outstanding                                               86,336        91,080
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                    -             -
Additional paid-in-capital                               7,827,969     8,486,822
Unearned ESOP stock                                       (532,000)     (541,333)
Retained earnings, substantially
  restricted                                             7,149,282     7,199,360
Unrealized gain on available for sale
  securities, net of taxes                                 213,717       127,547

    TOTAL STOCKHOLDERS' EQUITY                          14,745,304    15,363,476
                                                       -----------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $79,708,134   $73,250,635
                                                       ===========   ===========

See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS


                                                       Three months ended
                                                          September 30,
                                                 -----------------------------

                                                      1996             1995
                                                 -----------------------------
                                                   (Unaudited)      (Unaudited)
Interest income
        Loans receivable
                 Mortgage loans                  $  810,743         $  684,817
                 Commercial loans                    47,116             52,557
                 Share and consumer loans            37,926             27,586
        Available-for-sale investment securities
                 and mortgage-backed securities     517,348            313,111
        Other interest-earning assets                47,216             45,055
                                                 ----------         ----------

                 TOTAL INTEREST EARNINGS          1,460,349          1,123,126

Interest expense
        Deposits                                    580,320            479,608
        Advances from Federal Home Loan Bank        205,514                  0
                                                 ----------         ----------

                 TOTAL INTEREST EXPENSE             785,834            479,608
                                                 ----------         ----------
                 NET INTEREST EARNINGS              674,515            643,518

Provision for loan losses                             5,288             12,205
                                                 ----------         ----------

                 NET INTEREST EARNINGS AFTER
                   PROVISION FOR LOAN LOSSES        669,227            631,313

Non-interest earnings
        Income from real estate operations                0              1,650
        Miscellaneous income                            695                 31
        Net gains from sales of loans                 4,942                  0
        Service charge income                         8,580                304
                                                 ----------         ----------

                 TOTAL NON-INTEREST EARNINGS         14,217              1,985

Non-interest expense
        Compensation and benefits                   187,324            109,126
        Professional fees                            28,842             20,910
        Occupancy                                    32,109             23,677
        Advertising                                  10,620              3,720
        Data processing                              23,498             26,182
        Insurance                                   279,465             25,501
        Other                                        63,193             28,337
                                                 ----------         ----------

                 TOTAL NON-INTEREST EXPENSE         625,051            237,453

                               GFSB Bancorp, Inc.

                                                        Three months ended
                                                            September 30,
                                                 -----------------------------
                                                       1996            1995
                                                 -----------------------------

                                                   (Unaudited)       (Unaudited)

                 EARNINGS BEFORE INCOME TAXES        58,393            395,845

Income tax expense                                   23,753            129,365
                                                 ----------         ----------

                 NET EARNINGS                    $   34,640         $  266,480
                                                 ==========         ==========

WEIGHTED AVERAGE NUMBER OF
        SHARES OUTSTANDING                          874,805            892,750

EARNINGS PER COMMON SHARE                        $     0.04         $     0.30
                                                 ==========         ==========

                               GFSB Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                    Three months ended
                                                                       September 30,
                                                             -----------------------------

                                                                 1996              1995
                                                             -----------        ----------
                                                               (Unaudited)        (Unaudited)

Cash flows from operating activities
         Net earnings                                        $    34,640        $  266,480
         Adjustments to reconcile net earnings to
           net cash provided (used) by operations
                  Deferred loan origination fees                 (34,951)          (22,851)
                  Gain on sale of sold loans                      (4,942)           (4,538)
                  Provision for loan losses                        5,288            12,205
                  Depreciation of premises and equipment          16,330            11,392
                  Amortization of investment and mortgage-
                    backed securities premiums (discounts         36,525            31,004
                  Stock dividends on FHLB stock                  (10,800)           (7,100)
                  Stock compensation                              14,140                 0
                  ESOP Stock committted to be released             13,533                0
         Net changes in operating assets and liabilities
                  Accrued interest receivable                    (33,429)         (114,018)
                  Prepaid and other assets                        (2,713)           21,164
                  Accrued interest payable                        35,712             2,098
                  Accounts payable and accrued liabilities       180,743           (61,319)
                  Income taxes payable                           (96,247)          109,368
                  Dividends declared and payable                (312,444)                0
                                                             -----------        ----------

                           Net cash provided (used) by
                           operating activities                 (158,615)          243,885

Cash flows from investing activities
         Purchase of premises and equipment                      (18,820)          (13,535)
         Loan originations and principal
           repayment on loans, net                            (2,385,694)       (1,099,463)
         Principal payments on mortgage-backed
           securities                                          1,148,390           495,338
         Purchases of mortgage-backed securities              (5,174,111)       (4,257,136)
         Purchases of U.S. Agency Securities, FHLB
           Debentures, bonds, and mutual funds                   (30,666)                0
         Maturities and proceeds from sale of FHLB
           Debentures, U.S. Agency Securities,
           certificates of deposit, and bonds                    500,000           435,000
         Purchase of FHLB stock                                 (246,700)                0
                                                             -----------        ----------

                           Net cash provided (used) by
                           investing activities               (6,207,601)       (4,439,796)


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                     Three months ended
                                                                        September 30,
                                                                  1996                   1995
                                                              -----------            ----------
                                                                (Unaudited)           (Unaudited)
Cash flows from financing activities
         Net increase in demand deposits, passbook
           savings, money market accounts, and
           certificates of deposit                           $  2,010,490           $ 1,622,749
         Net increase (decrease) in mortgage escrow funds         106,889                81,375
         Proceeds from FHLB advances                           17,834,910                     0
         Repayments on FHLB advances                          (12,742,910)                    0
         Dividends paid or to be pai                              (84,718)                    0
         Purchase of retired treasury stock                      (667,798)                    0
                                                             ------------            ----------
                           Net cash provided by
                           financing activities                 6,456,863             1,704,124

         Increase (decrease) in cash and cash equivalents          90,647            (2,491,787)

         Cash and cash equivalents at beginning of period       3,167,194             4,914,517

         Cash and cash equivalents at end of period           $ 3,257,841             2,422,730
                                                              ===========             =========


Supplemental disclosures
         Cash paid during the period for
                  Interest on deposits and advances           $   750,124            $  477,510
                  Income taxes                                    120,000                20,000

         Change in unrealized gain (loss), net of deferred
           taxes for implementation of FASB #115                   86,170                49,867



                               GFSB BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

     The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's June 30, 1996, Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2.   Dividends
     ---------

     During the quarter ended June 30, 1996, the Board of Directors declared a cash dividend of $0.10 per share and a special dividend of $0.35 per share, on the Company's outstanding common stock, payable to stockholders of record as of June 30, 1996. The dividends were paid in July, 1996.

     During the quarter ended September 30, 1996, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of September 30, 1996. The dividends were paid in October, 1996.

     As required by SOP 93-6, the dividends on unallocated ESOP shares have been recorded as an additional $5,000 compensation cost rather than a reduction of retained earnings.

3.   Employee Stock Option Plan
     --------------------------

     On September 30, 1996, the Company was committed to release 933.333 shares of its common stock owned by the Company's ESOP. The commitment resulted in $14,000 of additional compensation cost.

4.   Management Stock Bonus Plan
     ---------------------------

     On January 5, 1996, the Company made awards under the Plan in the amount of 20,382 shares. The shares were awarded at a price of $13 7/8 per share. At June 30, 1996, 17,568 shares remained to be awarded under the Plan. Awards under the Plan are earned at the rate of one-fifth of the award per year as of the one-year anniversary of the effective date of the Plan. As a result, at September 30, 1996, a liability and corresponding compensation cost in the amount of $14,000 has been recorded under the provisions of the Plan.

5.   BIF/SAIF Insurance Premium
     --------------------------

     As a result of Congress' ruling in September, 1996, all SAIF member institutions, including the Bank, are to pay a one-time assessment. The effect of this is to immediately reduce the capital of the SAIF member institution by the amount of the fee, and such amount is immediately charged to earnings. The estimated assessment amount the Bank will pay is $250,000. This amount has been charged to earnings for the quarter ended September 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

GFSB Bancorp, Inc., is the 100% owner of Gallup Federal Savings Bank ("the Bank"), and the Bank is currently the only entity with which the holding company has an ownership interest. The Bank is primarily engaged in the business of accepting deposit accounts from the general public and using such funds to originate mortgage loans for the purchase and refinancing of one-to-four-family homes located in its primary market area. The Bank also originates multi-family, commercial real estate, construction, consumer and commercial business loans. The Bank also purchases mortgage-backed and investment securities. The largest components of the Bank's net earnings are net interest income, which is the difference between interest income and interest expense, and noninterest income derived primarily from fees. Consequently, the Bank's earnings are dependent on its ability to originate loans, net interest income, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's net earnings is also affected by its provision for loan losses as well as the amount of other expense, such as compensation and benefit expense, occupancy expense and deposit insurance premium expenses. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. The disparity in premiums paid by BIF and SAIF insured institutions has also adversely impacted the Bank.

In September, 1996, Congress enacted a plan to mitigate the effect of the BIF/SAIF insurance premium disparity. This plan requires all SAIF member institutions, including the Bank, to pay a one-time assessment to recapitalize the SAIF. The effect of this is to immediately reduce the capital of the SAIF member institution by the amount of the fee, and such amount is immediately charged to earnings. The estimated assessment amount the Bank will pay is $250,000 which is 65.7 basis points on the amount of deposits held by the Bank. The amount has been charged to earnings for the quarter ended September 30, 1996.

Beginning January 1, 1997, deposit insurance assessments for SAIF members are expected to be reduced to approximately .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members (predominantly composed of commercial banks) are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and SAIF and BIF may be merged. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank will decline by approximately 70%.

Management Strategy

Management's  strategy  has been to monitor  interest  rate  risk,  by asset and liability management, and maintain asset quality while enhancing earnings and profitability. The Bank's strategy has been primarily to make loans and secondarily to invest remaining funds in mortgage-backed securities and investment securities. The Bank's purchase of mortgage -backed securities and investment securities is designed primarily for safety of principal and secondarily for rate of return. The Bank's lending strategy has historically focused on the origination of traditional one-to-four-family mortgage loans primarily secured by one-to-four-family residences in the Bank's primary market area. These loans typically have fixed rates. The Bank also invests a portion of its assets in construction, consumer, commercial business, multi-family and commercial real estate loans as a method of enhancing earnings and profitability while also reducing interest rate risk. Since 1994, the Bank has actively originated commercial business loans and increased its origination of commercial real estate loans and construction loans. These loans typically have adjustable interest rates and are for shorter terms than residential first mortgage loans. The Bank has limited experience with these types of loans, and this type of lending generally has more risk than residential lending. Investment securities in the Bank's portfolio typically have shorter terms to maturity than residential first mortgage loans. As part of its asset/liability management strategy, the Bank sells its fixed rate mortgage loans with terms over 15 years into the secondary market. The Bank has sought to remain competitive in its market by offering a variety of products. The Bank attempts to manage the interest rates it pays on deposits while maintaining a stable deposit base and providing quality services to its customers.

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

Asset and Liability Management

In an effort to reduce interest rate risk and protect it from the negative effect of rapid increases and decreases in interest rates, the Bank has instituted certain asset and liability management measures including selling fixed rate mortgage loans with terms over 15 years. See "Management Strategy."

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

FINANCIAL CONDITION

The Bank's total assets increased $6.4 million or 8.7% from $73.3 million at June 30, 1996 to $79.7 million at September 30, 1996. This increase is the result of a $4.0 million increase in mortgage-backed securities, a $2.4 million increase in the Bank's net loan portfolio, and an increase in cash and cash equivalents of $91,000. The majority of the increases are directly attributable to efforts of Management to take advantage of the increased capital infusion made as a result of the conversion from a mutual to stock form of ownership through increased investment and lending activity and from FHLB borrowings. During the same period, deposits increased $2.0 million from $46.0 million at June 30, 1996, to $48.0 million at September 30, 1996. This increase is primarily due to an increase in the Bank's volume of NOW accounts and business checking accounts. The Bank had $214,000 and $128,000 in unrealized gains (net of deferred taxes) at September 30, 1996 and June 30, 1996, respectively from market gains on the Bank's investment and mortgage-backed portfolios. Unrealized gains and losses do not impact the Bank's financial statements until they are realized.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

General

Net earnings decreased $232,000 or 87.0% for the quarter ended September 30, 1996 from the quarter ended September 30, 1995. This decrease is primarily the result of an increase in non-interest expense of $388,000 offset by an increase in net interest earnings of $31,000 and a decrease in income taxes of $105,000.

Interest Earnings

Total interest income increased $337,000 or 30.6% from $1.1 million for the quarter ended September 30, 1995 to $1.5 million for the quarter ended September 30, 1996. The increase in this twelve month period was primarily due to a $14.7 million increase in the Bank's mortgage-backed securities portfolio and some general increases in interest rates.

Interest Expense

Total interest expense increased $306,000 or 63.8% from $480,000 for the quarter ended September 30, 1995 to $786,000 for the quarter ended September 30, 1996. This increase was due to a substantial increase in FHLB borrowings, a general increase in the deposit base including the increase in volume of NOW accounts and higher rates on deposit products.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $312,000 and $327,000 at September 30, 1996 and 1995, respectively. The provision for loans was $5,000 and $12,000 for the quarters ended September 30, 1996 and 1995, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Expense

Total non-interest expense increased $388,000 or 163.7% from $237,000 for the quarter ended September 30, 1995 to $625,000 for the quarter ended September 30, 1996. This increase was primarily due to an increase in compensation and benefits of $78,000, an increase in professional fees of $8,000, an increase in other expenses of $35,000 an increase in occupancy costs of $8,000 and an increase in insurance costs of $254,000. The increase in professional fees is due to the increased reporting requirements resulting from the conversion. The increase in compensation and benefits was the result of the addition of a senior operating officer, additional staff and current year accruals for stock-based compensation plans. The increase in other expenses is due to increased supplies, travel and phone expenses and stock services due to the conversion. The increase in insurance is due to the one-time assessment of $250,000 due to be paid by the Bank to meet the requirements set forth by Congress to recapitalize the SAIF.

Income Tax Expense

Income tax expense decreased $105,000 or 81.4% from $129,000 for the quarter ended September 30, 1995 to $24,000 for the quarter ended September 30, 1996. This decrease is directly attributable to the decrease in pre-tax earnings of $337,000.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At September 30, 1996, the Bank's liquidity, as measured for regulatory purposes, was 10.13%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At September 30, 1996, cash and cash equivalents totaled $3.3 million. The Bank has other sources of liquidity if a need for additional funds arise. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At September 30, 1996, the Bank had $15.9 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional mortgage-backed securities as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended September 30, 1996, the Bank originated $3.7 million in total loans, of which $2.8 million were mortgage loans. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, federal funds and FHLB-Dallas overnight funds. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities, consisting principally of disbursements of interest and dividends less interest paid on deposits, were $244,000 for the three month period ended September 30, 1995 and cash flows provided by operating activities were $159,000 for the three month period ended September 30, 1996. Net cash used for investing activities consisted primarily of disbursement of loan originations and investment in mortgage-backed security purchases, offset by principal collections on loans and proceeds from the maturities of investment securities. Such uses were $6.2 million and $4.4 million for the three month periods ended September 30, 1996 and 1995, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and new FHLB borrowings, were $6.5 million and $1.7 million for the three month periods ended September 30, 1996 and 1995 respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1996, the Bank had commitments to fund loans of $1.8 million. Certificates of deposit scheduled to mature in one year or less totaled $19.7 million. Based on historical withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At September 30, 1996, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

Stock Repurchase Program

In August, 1996, the Company repurchased 47,347 shares, or 5%, of the Company's common stock. The Company has decided to retire these shares at the advice of special counsel.

On October 11, the Company issued a press release announcing its intention to repurchase up to 15% (142,312 shares) of the Company's common stock. The press release indicated that the repurchased shares will either be retired or become treasury shares to be utilized for general corporate and other purposes, including the issuance of shares in connection with the exercise of stock options.

On November 8, 1996, the Company received regulatory approval to repurchase those shares of common stock before June 28, 1997. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with Generally
Accepted Accounting Principals ("GAAP"), which require the measurement of financial position and operating results primarily in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent legislation - Recapture of Post 1987 Bad Debt Reserves

The Small Business Job Protection Act of 1996 will, among other things, equalize the taxation of thrifts and banks. The bill no longer allows thrifts a choice between the percentage of taxable income method and the experience method in determining additions to their bad debt reserves. Smaller thrifts with $500 million of assets or less are only allowed to use the experience method, which is generally available to small banks currently. Larger thrifts must use the specific charge off method regarding its bad debts. Any reserve
                                       12
amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 will generally not be taxed. Institutions can delay these taxes for two years if they meet a residential - lending test. At June 30, 1996, the Bank had $55,936 of post 1987 bad-debt reserves. Any recapture of the Bank's bad-debt reserves may have an adverse effect on net earnings. The Bank is currently evaluating the legislation to determine its effect.

Impact of Certain Accounting Standards

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

In March,  1995, the Financial  Accounting  Standards Board issued  Statement of
Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement is currently effective for the Bank. This statement established standards for the impairment of long-lived assets and requires that long-lived assets held by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Statement also requires that long-lived assets to be disposed of be reported at the lower of carrying value or fair value less cost to sell. Adoption of this Statement has not had and is not anticipated to have a material impact on the Bank's financial condition.

Accounting for Mortgage Servicing Rights

In May, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement requires that mortgage banking enterprises recognize as separate assets right to service mortgage loans for others, however those servicing rights are acquired. Mortgage banking enterprises that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. This Statement applies beginning the current fiscal year. The Bank currently does not retain servicing rights on sold loans, therefore, the adoption of this Statement has not had and is not anticipated to have a material impact on the Bank's financial condition.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GFSB BANCORP, INC.

Date: November 14, 1996               /s/Jerry R. Spurlin
                                         ---------------------------------------
                                      Jerry R. Spurlin
                                      President
                                      (Duly Authorized Representative and
                                      Principal Financial Officer)