Form 10QSB
period 1996-12-31
GFSB BANCORP INC
filed 1997-02-14
CIK 942129

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996
                                             -----------------

                                      OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE EXCHANGE ACT OF 1934

                      For the transition period from to


                       Commission file number: 0-25854


                              GFSB BANCORP, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)


Delaware                                                      04-2095007
---------------------------------------------             ---------------------
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
or Organization)                                          Identification Number)

221 West Aztec Avenue, Gallup, New Mexico                        87301
-----------------------------------------                      ----------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:         (505) 722-4361
                                                        --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes    X          No
                            ------            ------


As of February 12, 1997, there were issued and outstanding 843,708 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                     Index


PART I.   FINANCIAL INFORMATION                                                       Page No.

Item 1.   Consolidated Financial Statements

          Consolidated  Statements of Financial Condition September 30, 1996 and
          June 30, 1996                                                                  3

          Consolidated  Statements of Earnings Three months ended  September 30,
          1996 and 1995                                                                  4

          Consolidated Statements of Cash Flows Three months ended September 30,
          1996 and 1995                                                                  5

          Notes to Consolidated Financial Statements                                     7

Item 2.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
          Results of Operations                                                          8

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                               12

Signatures                                                                              13


                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          December 31,          June 30,
                                                              1996                1996
                                                          ------------         ---------
                                                                    (Unaudited)
ASSETS

Cash and due from banks                                $     1,623,393   $     1,671,053
Interest-bearing deposits with banks                         3,342,990         1,346,141
Federal funds sold                                             100,000           150,000
Available-for-sale investment securities                     4,081,506         4,572,647
Available-for-sale mortgage-backed securities               27,990,074        25,245,896
Stock of Federal Home Loan Bank, at cost, restricted           808,100           550,600
Loans receivable, net, substantially pledged                42,670,152        38,727,535
Accrued interest and dividend receivable                       459,598           400,316
Premises and equipment                                         664,791           537,042
Prepaid Income Taxes                                            19,833                 -
Prepaid and other assets                                        14,225            49,405
                                                       ----------------  ----------------
TOTAL ASSETS                                           $    81,774,662        73,250,635
                                                       ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction accounts                                   $     5,709,622   $     3,239,079
Savings and now deposits                                    11,127,132        10,758,974
Time deposits                                               37,016,700        31,991,757
Accrued interest payable                                        94,386           103,507
Advances from borrowers for taxes and insurance                194,623           174,532
Accounts payable and accrued liabilities                       194,318           172,717
Deferred income taxes                                          185,706            81,087
Dividends declared and payable                                  83,336           402,577
Advances from Federal Home Loan Bank                        12,518,000        10,854,000
Income taxes payable                                           105,908           108,929
                                                       ----------------  ----------------
TOTAL LIABILITIES                                           67,229,731        57,887,159


COMMITMENTS AND CONTINGENCIES                                        -                 -


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 2,000,000
  shares authorized;  901,313 issued and
  outstanding at December 31, 1996 and 948,750 shares
   issued and outstanding at June 30, 1996                      83,336            91,080
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                        -                  -
Additional paid-in-capital                                    7,377,595         8,486,822
Unearned ESOP stock                                            (484,355)         (541,333)
Retained earnings, substantially
  restricted                                                  7,237,724         7,199,360
Unrealized gain on available for sale
  securities, net of taxes                                      330,631           127,547
                                                       ----------------  ----------------
TOTAL STOCKHOLDERS' EQUITY                                   14,544,931        15,363,476
                                                       ----------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $     81,774,662  $     73,250,635
                                                       ================  ================

See notes to consolidated financial statements

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS




                                                 Three months ended          Six months ended
                                                     December 31,               December 31,
                                                   1996         1995        1996         1995
                                               (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
Interest income
Loans receivable
Mortgage loans                                 $  863,653  $   704,466  $ 1,674,396   $1,389,282
Commercial loans                                   46,845       48,866       93,961      101,423
Share and consumer loans                           41,279       31,843       79,206       59,428
Available-for-sale investment securities and
mortgage-backed securities                        509,967      343,535    1,027,314      656,646
Other interest-earning assets                      14,929       48,941       62,145       93,997
                                               ----------  -----------  -----------   ----------

TOTAL INTEREST EARNINGS                         1,476,673    1,177,651    2,937,022    2,300,776

Interest expense
Deposits                                          633,738      518,594    1,214,057      998,202
Advances from Federal Home Loan Bank              186,148       48,225      391,663       48,224
                                               ----------  -----------  -----------   ----------
TOTAL INTEREST EXPENSE                            819,886      566,819    1,605,720    1,046,426
                                               ----------  -----------  -----------   ----------
NET INTEREST EARNINGS                             656,787      610,832    1,331,302    1,254,350

Provision for loan losses                               0       15,894        5,288       28,099
                                               ----------  -----------  -----------   ----------
NET INTEREST EARNINGS AFTER
  PROVISION FOR LOAN LOSSES                       656,787      594,938    1,326,014    1,226,251

Non-interest earnings
Income from real estate operations                      0        1,650            0        3,300
Miscellaneous income                                1,026        9,150        1,721        9,181
Net gains from sales of loans                           0            0        4,942            0
Service charge income                               8,155          391       16,735          695
                                               ----------  -----------  -----------   ----------
TOTAL NON-INTEREST EARNINGS                         9,181       11,191       23,398       13,176

Non-interest expense
Compensation and benefits                         237,264      170,044      424,587      266,779
Professional fees                                  25,951       48,743       54,793       69,652
Occupancy                                          35,363       31,874       67,472       55,550
Advertising                                        11,997       11,449       22,617       15,168
Data processing                                    22,327       17,658       45,825       43,839
Insurance                                          30,743       24,653      310,208       50,154
Other                                              58,869       48,018      122,062       76,355
                                               ----------  -----------  -----------   ----------
TOTAL NON-INTEREST EXPENSE                        422,513      352,439    1,047,564      577,497


EARNINGS BEFORE INCOME TAXES                      243,455      253,690      301,848      661,930

Income tax expense                                 97,393      117,442      121,146      246,810
                                               ----------  -----------  -----------   ----------
NET EARNINGS                                   $  146,062   $  136,248      180,702      415,120
                                               ==========   ==========      =======      =======

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                                856,942      892,760      856,942      892,760

EARNINGS PER COMMON SHARE                      $     0.17   $     0.15         0.21         0.46
                                               ==========   ==========         ====         ====


                               GFSB Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents



                                                       Six months ended
                                                          December 31,
                                                      1996             1995
                                                   (Unaudited)      (Unaudited)
Cash flows from operating activities
Net earnings                                      $    180,702    $    415,120
Adjustments to reconcile net earnings to
  net cash provided (used) by operations
Deferred loan origination fees                         (69,391)        (56,314)
Gain on sale of sold loans                              (4,942)         (7,414)
Provision for loan losses                                5,288          15,894
Depreciation of premises and equipment                  32,935          24,599
Amortization of investment and mortgage-
  backed securities premiums (discounts)                80,008          55,116
Stock dividends on FHLB stock                          (10,800)        (14,500)
Stock compensation                                      28,280              --
ESOP stock committed to be released                     86,180          34,285
Net changes in operating assets and liabilities
Accrued interest receivable                            (59,284)       (167,280)
Prepaid income tax                                     (22,854)             --
Prepaid and other assets                                35,180          (1,377)
Accrued interest payable                                (9,120)         54,027
Accounts payable and accrued liabilities                (6,679)        (45,923)
Income taxes payable                                        --         127,399
Dividends declared and payable                        (319,241)             --
                                                    ----------     -----------
  Net cash provided (used) by
  operating activities                                 (53,738)        433,632

Cash flows from investing activities
Purchase of premises and equipment                    (160,684)        (23,218)
Loan originations and principal
  repayment on loans, net                           (3,873,572)     (1,539,005)
Principal payments on mortgage-backed
  securities                                         2,510,672       1,356,678
Purchases of mortgage-backed securities             (5,174,111)    (15,840,882)
Purchases of U.S. Agency Securities, FHLB
  Debentures, bonds, and mutual funds                  (61,902)             --
Maturities and proceeds from sale of FHLB
  Debentures, U.S. Agency Securities,
  certificates of deposit, and bonds                   700,000         635,000
Purchase of FHLB stock                                (246,700)        (51,200)
                                                    ----------     -----------
  Net cash used by investing activities             (6,306,297)    (15,462,627)


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents



                                                         Six months ended
                                                            December 31,
                                                        1996            1995
                                                     (Unaudited)     (Unaudited)
Cash flows from financing activities
Net increase in demand deposits, passbook
  savings, money market accounts, and
  certificates of deposit                           $  7,863,644    $  3,155,271
Net increase (decrease) in mortgage escrow funds          20,091        (15,759)
Proceeds from FHLB advances                           54,048,910     10,000,000
Repayments on FHLB advances                          (52,384,910)            --
Dividends paid or to be paid in cash                    (142,338)            --
Purchase of retired treasury stock                    (1,146,173)            --
                                                    ------------    ------------
Net cash provided by
financing activities                                   8,259,224     13,139,512
                                                    ------------    ------------
Increase (decrease) in cash and cash equivalent        1,899,189     (1,889,483)

Cash and cash equivalents at beginning of period       3,167,194      4,914,517
                                                    ------------    ------------
Cash and cash equivalents at end of period          $  5,066,383      3,025,034
                                                    ============      =========


Supplemental disclosures
Cash paid during the period for
  Interest on deposits and advances                 $  1,614,841    $   992,399
  Income taxes                                           142,200        135,000

Change in unrealized gain (loss), net of deferred
  taxes for implementation of FASB #115                  203,084        126,970

Dividends declared not yet paid                               --        142,313


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

2.    Dividends
      ---------

During the quarter ended September 30, 1996, the Board of Directors declared a cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of September 30, 1996. The dividends were paid in October, 1996.

During the quarter ended December 31, 1996, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of December 31, 1996. The dividends were paid in January, 1997.

3.    Employee Stock Ownership Plan
      -----------------------------

On December 31, 1996, the Company was committed to release 3169.76 shares of its common stock owned by the Company's ESOP. The commitment resulted in $50,000 of additional compensation cost.

4.    Management Stock Bonus Plan
      ---------------------------

On January 5, 1996, the Company made awards under the Plan in the amount of 20,382 shares. The shares were awarded at a price of $13 7/8 per share. At December 31, 1996, 17,568 shares remained to be awarded under the Plan. Awards under the Plan are earned at the rate of one-fifth of the award per year as of the one-year anniversary of the effective date of the Plan. As a result of this vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $15,000 has been recorded at December 31, 1996, under the provisions of the Plan.

5.    BIF/SAIF Insurance Premium
      --------------------------

The one-time BIF/SAIF Insurance Premium assessed by Congress in September, 1996, resulted in a $250,000 charge to the Bank. This assessment was charged to earnings in September, 1996, and was paid in November, 1996.

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

In September, 1996, Congress enacted a plan to mitigate the effect of the BIF/SAIF insurance premium disparity. This plan required all SAIF member institutions, including the Bank, to pay a one-time assessment to recapitalize the SAIF. The effect of this reduced the capital of the Bank by the amount of the fee, and such amount was charged to earnings in the quarter ended September 30, 1996. The assessment amount the Bank paid was $250,000 which is 65.7 basis points on the amount of deposits held by the Bank.

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

During the past few years the competing financial institutions located in Gallup have all been acquired by statewide and regional bank holding companies. As a result, as of 1995, the Bank is the only local institution headquartered and managed in Gallup, New Mexico. The Bank believes that its "hometown" advantage will provide an opportunity to expand its operations as the only local independent financial institution and that the reorganization to the holding company format and the capital raised from the conversion will enable it to take advantage of this opportunity. The new structure and capital has already enabled the Bank to expand both the amount and scope of its current lending and investment activities. The Bank also believes that it has a unique ability to grow as a result of the relatively large number of local retail and wholesale businesses specializing in Indian jewelry. In addition, the Bank is exploring methods of increasing its business with the large Native American population located in the nearby Navajo and Zuni Pueblo Indian reservations.

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

FINANCIAL CONDITION

The Bank's total assets increased $8.5 million or 11.6% from $73.3 million at June 30, 1996 to $81.8 million at December 31, 1996. This increase is the result of a $2.7 million increase in mortgage-backed securities, a $3.9 million increase in the Bank's net loan portfolio, and an increase in cash and cash equivalents of $1.9 million. The majority of the increases are directly attributable to efforts of Management to take advantage of the increased capital infusion made as a result of the conversion from a mutual to stock form of ownership through increased investment and lending activity and from FHLB borrowings. During the same period, deposits increased $7.9 million or 17.2% from $46.0 million at June 30, 1996, to $53.9 million at December 31, 1996. This increase is primarily due to an increase in the Bank's volume of NOW accounts, business checking accounts and local (non-brokered) Jumbo Certificates of Deposit. The Bank had $331,000 and $128,000 in unrealized gains (net of deferred taxes) at December 31, 1996 and June 30, 1996, respectively from market gains on the Bank's investment and mortgage-backed portfolios. Unrealized gains and losses do not impact the Bank's earnings until they are realized.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED DECEMBER 31, 1996 COMPARED TO QUARTER ENDED DECEMBER 31, 1995

General

Net earnings increased $10,000 or 7.2% for the quarter ended December 31, 1996 from the quarter ended December 31, 1995. This increase is primarily the result of an increase in net interest earnings of $46,000 offset by an increase in non-interest expense of $70,000, a decrease in the provision for loan losses of $16,000 and a decrease in income taxes of $20,000.

Interest Earnings

Total interest income increased $299,000 or 24.9% from $1.2 million for the quarter ended December 31, 1995 to $1.5 million for the quarter ended December 31, 1996. The increase in this twelve month period was primarily due to a $2.7 million increase in the Bank's mortgage-backed securities portfolio, a $900,000 increase in investment securities, and a $8.7 million increase in the Bank's net loan portfolio.

Interest Expense

Total interest expense increased $253,000 or 44.6% from $567,000 for the quarter ended December 31, 1995 to $820,000 for the quarter ended December 31, 1996. This increase was due to a substantial increase in FHLB borrowings and a general increase in the deposit base, including the increase in volume of NOW accounts and Jumbo Certificates of Deposit.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $344,000 and $311,000 at December 31, 1996 and 1995, respectively. The provision for loans was $0 and $16,000 for the quarters ended December 31, 1996 and 1995, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Expense

Total non-interest expense increased $71,000 or 20.2% from $352,000 for the quarter ended December 31, 1995 to $423,000 for the quarter ended December 31, 1996. This increase was primarily due to an increase in compensation and benefits costs of $67,000, an increase in other costs of $11,000, an increase in occupancy, insurance and data processing costs of $14,000, offset by a decrease in professional fees of $23,000. The increase in compensation and benefits is due to the addition of two senior officers, additional staff and current year accruals for stock-based compensation plans. The increase in other expenses is primarily due to increased supplies, franchise taxes, charitable contributions and automatic teller machine expenses. The increase in occupancy, insurance and data processing costs is due to adjustments made for increased and improved customer service. The decrease in professional services is the result of a lesser need for services since the completion of the conversion from mutual to stock ownership.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At December 31, 1996, the Bank's liquidity, as measured for regulatory purposes, was 11.38%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are significantly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At December 31, 1996, cash and cash equivalents totaled $5.1 million. The Bank has other sources of liquidity if a need for additional funds arise. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At December 31, 1996, the Bank had $12.5 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional mortgage-backed securities as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended December 31, 1996, the Bank originated $4.3 million in total loans, of which $2.0 million were mortgage loans. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, federal funds and FHLB-Dallas overnight funds. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities, consisting principally of stock based compensation costs and income taxes less disbursements of interest and dividends, were $434,000 for the six month period ended December 31, 1995 and cash flows used by operating activities were $54,000 for the six month period ended December 31, 1996. Net cash used for investing activities consisted primarily of purchases of mortgage-backed securities and loan originations, offset by principal collections on loans, and principal collections and proceeds from the maturities of mortgage-backed securities and investment securities. Such uses were $6.3 million and $15.5 million for the six month periods ended December 31, 1996 and 1995, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts, and new FHLB borrowings less purchases of treasury stock, were $8.3 million and $13.1 million for the six month periods ended December 31, 1996 and 1995 respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 1996, the Bank had commitments to fund loans of $800,000. Certificates of deposit scheduled to mature in one year or less totaled $19.9 million. Based on historical withdrawals and outflows, on internal monthly deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At December 31, 1996, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

Stock Repurchase Program

In August, 1996, the Company repurchased 47,347 shares, or 5%, of the Company's common stock. The Company has decided to retire these shares at the advice of special counsel.

On October 11, the Company issued a press release announcing its intention to repurchase up to 15% (142,312 shares) of the Company's common stock. On November 8, 1996, the Company received regulatory approval to repurchase these shares of common stock before June 28, 1997. As of December 31, 1996, 30,000 of these shares had been repurchased. The Company has decided to retire these shares also. Subsequent to December 31, an additional 27,300 shares have been repurchased. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

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

Recent legislation - Recapture of Post 1987 Bad Debt Reserves

The Small Business Job Protection Act of 1996 will, among other things, equalize the taxation of thrifts and banks. The bill no longer allows thrifts a choice between the percentage of taxable income method and the experience method in determining additions to their bad debt reserves. Smaller thrifts with $500 million of assets or less are only allowed to use the experience method, which is generally available to small banks currently. Larger thrifts must use the specific charge off method regarding its bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 will generally not be taxed. Institutions can delay these taxes for two years if they meet a residential - lending test. At June 30, 1996, the Bank had $55,936 of post 1987 bad-debt reserves. Any recapture of the Bank's bad-debt reserves may have an adverse effect on net earnings. The Bank has evaluated the effects of this legislation and believes it will not have a material impact on the Bank's financial condition.

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

Accounting for Mortgage Servicing Rights

In May, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement requires that mortgage banking enterprises recognize as separate assets right to service mortgage loans for others, however those servicing rights are acquired. Mortgage banking enterprises that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. This Statement is effective in the current fiscal year. The Bank currently does not retain servicing rights on sold loans, therefore, the adoption of this Statement has not had and is not anticipated to have a material impact on the Bank's financial condition.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

A Form 8-K (Item 7) dated November 12, 1996, was filed regarding the registrant's Board of Directors' adoption of a stock repurchase program that authorized the repurchase of up to 15% of the outstanding shares of the common stock of the registrant before June 28, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GFSB BANCORP, INC.


Date: February 13, 1997                   /s/ Jerry R. Spurlin
                                          -----------------------------------
                                          Jerry R. Spurlin
                                          President
                                          (Duly Authorized Representative and
                                             Principal Financial Officer)