Form 10QSB
period 1997-03-31
GFSB BANCORP INC
filed 1997-05-15
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                                ----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                For the transition period from            to
                                               -----------   ----------


                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
      ----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                     04-2095007
------------------------------------------               ----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)



221 West Aztec Avenue, Gallup, New Mexico                           87301
-----------------------------------------------               ---------------
(Address of Principal Executive Offices)                         (Zip Code)



Issuer's Telephone Number, Including Area Code:         (505) 722-4361
                                                       -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes       X               No
                               --------               ------------


As of April 30, 1997, there were issued and outstanding 804,208 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                     Index

                                                             Page No.
                                                             --------

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

Consolidated Statements of Financial Condition
March 31, 1997 and June 30, 1996                                 3

Consolidated Statements of Earnings
Three and nine months ended March 31, 1997 and 1996              4

Consolidated Statements of Cash Flows
Nine months ended March 31, 1997 and 1996                        5

Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                       14

Signatures                                                      15

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         March 31,         June 30,
                                                            1997             1996
                                                         -----------     -----------
                                                         (Unaudited)
                ASSETS
Cash and due from banks                                $  2,077,012    $  1,671,053
Interest-bearing deposits with banks                        632,022       1,346,141
Federal funds sold                                          100,000         150,000
Available-for-sale investment securities                  4,115,151       4,572,647
Available-for-sale mortgage-backed securities            32,789,071      25,245,896
Stock of Federal Home Loan Bank, at cost, restricted        869,200         550,600
Loans receivable, net, substantially pledged             45,025,808      38,727,535
Accrued interest and dividend receivable                    499,329         400,316
Premises and equipment                                      691,753         537,042
Prepaid income taxes                                         44,687               -
Prepaid and other assets                                     67,062          49,405
                                                       ------------    ------------
TOTAL ASSETS                                           $ 86,911,095    $ 73,250,635
                                                       ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction accounts                                   $  3,194,168    $  3,239,079
Savings and now deposits                                 11,492,648      10,758,974
Time deposits                                            40,598,220      31,991,757
Accrued interest payable                                    106,915         103,507
Advances from borrowers for taxes and insurance             302,406         174,532
Accounts payable and accrued liabilities                    137,328         172,717
Deferred income taxes                                       171,401          81,087
Dividends declared and payable                               80,533         402,577
Advances from Federal Home Loan Bank                     16,450,000      10,854,000
Income taxes payable                                        211,537         108,929
                                                       ------------    ------------
TOTAL LIABILITIES                                        72,745,156      57,887,159


COMMITMENTS AND CONTINGENCIES                                     -               -


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 2,000,000
  shares authorized;  839,208 issued and
  outstanding at March 31, 1997 and 948,750 shares
  issued and outstanding at June 30, 1996                    80,533          91,080
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                     -               -
Additional paid-in-capital                                6,924,025       8,486,822
Unearned ESOP stock                                        (474,987)       (541,333)
Retained earnings, substantially
  restricted                                              7,333,505       7,199,360
Unrealized gain on available for sale
  securities, net of taxes                                  302,863         127,547
                                                       ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                               14,165,939      15,363,476
                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 86,911,095    $ 73,250,635
                                                       ============    ============


See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Three months ended        Nine months ended
                                                           March 31,                March 31,
                                                  ------------------------   ------------------------
                                                      1997         1996         1997         1996
                                                  ------------------------   ------------------------
                                                  (Unaudited)   (Unaudited)  (Unaudited)  (Unaudited)
Interest income
  Loans receivable
     Mortgage loans                                $  859,176   $  716,700  $ 2,533,572  $ 2,106,253
     Commercial loans                                  71,407       56,441      165,368      157,864
     Share and consumer loans                          44,477       28,441      123,682       82,503
     Available-for-sale investment securities and
       mortgage-backed securities                     478,173      440,909    1,505,487    1,097,555
     Other interest-earning assets                     37,304       38,714       99,449      132,710
                                                   ----------   ----------  -----------  -----------
       TOTAL INTEREST EARNINGS                      1,490,537    1,281,205    4,427,558    3,576,885

Interest expense
    Deposits                                          676,545      518,207    1,890,603    1,516,409
    Advances from Federal Home Loan Bank              160,986      140,727      552,649      188,951
                                                   ----------   ----------  -----------  -----------
       TOTAL INTEREST EXPENSE                         837,531      658,934    2,443,252    1,705,360
                                                   ----------   ----------  -----------  -----------
       NET INTEREST EARNINGS                          653,005      622,271    1,984,306    1,871,525

Provision for loan losses                              15,506            -       20,794       28,099
                                                   ----------   ----------  -----------  -----------
       NET INTEREST EARNINGS AFTER
       PROVISION FOR LOAN LOSSES                      637,499      622,271    1,963,512    1,843,426

Non-interest earnings
    Income from real estate operations                      -            -            -        3,300
    Miscellaneous income                                1,127          446        2,848        9,627
    Net gains from sales of loans                         272            -        5,214            -
    Service charge income                               9,850        6,191       26,586       11,982
                                                   ----------   ----------  -----------  -----------
       TOTAL NON-INTEREST EARNINGS                     11,249        6,637       34,648       24,909

Non-interest expense
    Compensation and benefits                         211,088      177,445      635,676      418,623
    Professional fees                                  23,657       53,307       78,450      122,959
    Occupancy                                          38,208       25,126      105,680       80,677
    Advertising                                        12,481       10,481       35,098       25,649
    Data processing                                    19,432       20,824       65,257       64,664
    Insurance                                           7,097       26,387      317,304       76,541
    Other                                              59,540       42,671      181,602      119,027
                                                   ----------   ----------  -----------  -----------
       TOTAL NON-INTEREST EXPENSE                     371,503      356,241    1,419,067      908,140


      EARNINGS BEFORE INCOME TAXES                    277,246      272,667      579,094      960,195

Income tax expense                                    105,775      112,984      226,921      359,795
                                                   ----------   ----------  -----------  -----------
      NET EARNINGS                                 $  171,471   $  159,683      352,173      600,400
                                                   ==========   ==========      =======      =======

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                 800,366      894,636      838,106      893,381

EARNINGS PER COMMON SHARE                          $     0.21         0.18         0.42         0.67
                                                   ==========         ====         ====         ====


                               GFSB Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                            Nine months ended
                                                                 March 31,
                                                           1997             1996
                                                      (Unaudited)       (Unaudited)
Cash flows from operating activities
    Net earnings                                      $    352,173    $    600,400
    Adjustments to reconcile net earnings to
      net cash provided by operations
        Deferred loan origination fees                     (99,299)        (86,330)
        Gain on sale of sold loans                          (5,214)         (7,414)
        Provision for loan losses                           20,794          28,099
        Depreciation of premises and equipment              51,152          39,256
        Amortization of investment and mortgage-
           backed securities premiums (discounts)          134,162          85,753
        Stock dividends on FHLB stock                      (23,600)        (49,800)
        Stock compensation                                 (13,732)              -
        ESOP stock committed to be released                101,696          26,168
   Net changes in operating assets and liabilities
        Accrued interest receivable                        (99,013)       (184,419)
        Prepaid and other assets                           (17,657)        (20,606)
        Accrued interest payable                             3,408          52,529
        Accounts payable and accrued liabilities           (21,655)        (36,347)
        Income taxes payable                                57,921         178,429
        Dividends declared and payable                    (322,044)              -
                                                      ------------    ------------

            Net cash provided by
            operating activities                           119,092         625,718

Cash flows from investing activities
        Purchase of premises and equipment                (205,863)        (62,803)
        Loan originations and principal
          repayment on loans, net                       (6,214,554)     (2,765,391)
        Principal payments on mortgage-backed
          securities                                     4,232,576       2,342,106
        Purchases of mortgage-backed securities        (11,793,195)    (15,840,882)
        Purchases of U.S. Agency Securities, FHLB
        Debentures, bonds, and mutual funds                (93,593)              -
        Maturities and proceeds from sale of FHLB
          Debentures, U.S. Agency Securities,
            certificates of deposit, and bonds             700,000       1,035,000
        Purchase of FHLB stock                            (295,000)        (51,200)
                                                      ------------    ------------
             Net cash used by
             investing activities                      (13,669,629)    (15,343,170)


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents


                                                        Nine months ended
                                                              March 31,
                                                     ----------------------------
                                                         1997            1996
                                                      (Unaudited)     (Unaudited)
Cash flows from financing activities
    Net increase in transaction accounts, passbook
      savings, money market accounts, and
      certificates of deposit                        $  9,295,226    $  6,653,929
    Net increase in mortgage escrow funds                 127,874          75,091
    Proceeds from FHLB advances                        75,948,910      10,000,000
    Repayments on FHLB advances                       (70,352,910)              -
    Dividends paid or to be paid in cash                 (218,028)       (142,313)
    Purchase of retired treasury stock                 (1,664,847)              -
    Price paid for vested MSBP Stock                       56,152
                                                     ------------    ------------

          Net cash provided by
          financing activities                         13,192,377      16,586,707
                                                     ------------    ------------

    Increase (decrease) in cash and cash equiv           (358,160)      1,869,255

    Cash and cash equivalents at beginning of           3,167,194       4,914,517
                                                     ------------    ------------

    Cash and cash equivalents at end of period       $  2,809,034       6,783,772
                                                     ============       =========


Supplemental disclosures
    Cash paid during the period for
         Interest on deposits and advances           $  2,439,844    $  1,652,831
         Income taxes                                     160,000         161,954

    Change in unrealized gain, net of deferred
      taxes for implementation of FASB #115               175,315          72,633

    Dividends declared not yet paid                              -         94,875


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

The organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company's financial statements filed as part of the Company's June 30, 1996, Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2.    Dividends
---------------

During the quarter ended December 31, 1996, the Board of Directors declared a cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of December 31, 1996. The dividends were paid in January 1997.

During the quarter ended March 31, 1997, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of March 31, 1997. The dividends were paid in April 1997.

3.    Employee Stock Ownership Plan
-----------------------------------

On December 31, 1996, the Company released 5568.06 shares of its common stock owned by the Company's ESOP. On March 31, 1997, the Company was committed to release 1010.61 shares of this common stock. The commitment resulted in $17,000 of additional compensation cost.

4.    Management Stock Bonus Plan
---------------------------------

On January 5, 1996, the Company made awards under the Plan in the amount of 20,382 shares. The shares were awarded at a price of $13 7/8 per share. At March 31, 1997, 17,568 shares remained to be awarded under the Plan. Awards under the Plan are earned at the rate of one-fifth of the award per year as of the one-year anniversary of the effective date of the Plan. As a result of this vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $14,000 has been recorded at March 31, 1997, under the provisions of the Plan. On January 5, 1997, 4075 shares under the Plan were earned, and the corresponding liability was paid.

5.    BIF/SAIF Insurance Premium
--------------------------------

The one-time BIF/SAIF Insurance Premium assessed by Congress in September 1996, resulted in a $250,000 charge to the Bank. This assessment was charged to earnings in September 1996, and was paid in November 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

GFSB Bancorp, Inc., is the 100% owner of Gallup Federal Savings Bank ("the Bank"), and the Bank is currently the only entity with which the holding company has an ownership interest. The Bank is primarily engaged in the business of accepting deposit accounts from the general public and using such funds to originate mortgage loans for the purchase and refinancing of one-to-four-family homes located in its primary market area. The Bank also originates multi-family, commercial real estate, construction, consumer and commercial business loans, and purchases participations in one-to-four family mortgage loans. The Bank also purchases mortgage-backed and investment securities. The largest components of the Bank's net earnings are net interest income, which is the difference between interest income and interest expense, and noninterest income derived primarily from fees. Consequently, the Bank's earnings are dependent on its ability to originate loans, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's net earnings is also affected by its provision for loan losses as well as the amount of other expense, such as compensation and benefit expense, occupancy expense and deposit insurance premium expenses. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. The disparity in premiums paid by BIF and SAIF insured institutions have also adversely impacted the Bank.

In September 1996, Congress enacted a plan to mitigate the effect of the BIF/SAIF insurance premium disparity. This plan required all SAIF member institutions, including the Bank, to pay a one-time assessment to recapitalize the SAIF. The effect of this reduced the capital of the Bank by the amount of the fee, and such amount was charged to earnings in the quarter ended September 30, 1996. The assessment amount the Bank paid was $250,000 which is 65.7 basis points on the amount of deposits held by the Bank at March 31, 1995.

Beginning January 1, 1997, deposit insurance assessments for SAIF members are to be .064% of deposits on an annual basis. This rate is expected to be effective through the end of 1999. During this same period, BIF members (predominantly composed of commercial banks) are to be assessed .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and BIF and SAIF may be merged. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70% from the rate in effect prior to September 30, 1996.

Management Strategy

Management's  strategy  has been to monitor  interest  rate  risk,  by asset and liability management, and maintain asset quality while enhancing earnings and profitability. The Bank's strategy has been primarily to make loans, secondarily, to invest in mortgage-backed securities and investment securities, and thirdly, to purchase participations in adjustable rate, one-to-four family mortgage loans primarily secured by one-to-four family residences. The Bank's purchase of mortgage-backed securities and investment securities is designed primarily for safety of principal and secondarily for rate of return. The Bank's lending strategy has historically focused on the origination of traditional one-to-four-family mortgage loans primarily secured by one-to-four- family residences in the Bank's primary market area. These loans typically have fixed rates. The Bank also invests a portion of its assets in construction, consumer, commercial business, multi-fami ly and commercial real estate loans as a method of enhancing earnings and profitability while also reducing interest rate risk. Since 1994, the Bank has actively originated commercial business loans and increased its origination of commercial real estate loans and construction loans. These loans typically have adjustable interest rates and are for shorter terms than residential first mortgage loans. The Bank has limited experience with these types of loans, and this type of lending generally has more risk than residential lending. The Bank's purchase of participations in adjustable rate, one-to-four family mortgage loans is designed to increase earnings and reduce interest rate risk. These loans have more risk than loans originated by the Bank, therefore, they have adjustable rates that are higher than standard. Management is currently considering purchasing automobile loans from dealers. These loans would have risk and terms comparable to automobile loans originated in the Bank. Investment securities in the Bank's portfolio typically have shorter terms to maturity than residential first mortgage loans. As part of its asset/liability management strategy, the Bank sells its fixed rate mortgage loans with terms over 15 years into the secondary market. The Bank has sought to remain competitive in its market by offering a variety of products. Automatic Teller Machine access and commercial and consumer credit life insurance are additional products now offered by the the Bank. The Bank attempts to manage the interest rates it pays on deposits while maintaining a stable deposit base and providing quality services to its customers.

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

Asset and Liability Management

In an effort to reduce interest rate risk and protect it from the negative effect of rapid increases and decreases in interest rates, the Bank has instituted certain asset and liability management measures. See "Management Strategy."

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

FINANCIAL CONDITION

The Bank's total assets increased $13.6 million or 18.6% from $73.3 million at June 30, 1996 to $86.9 million at March 31, 1997. This increase is the result of a $7.5 million increase in mortgage-backed securities, and a $6.3 million increase in the Bank's net loan portfolio. The majority of the increases are directly attributable to efforts of Management to take advantage of the increased capital infusion made as a result of the conversion from a mutual to stock form of ownership through increased investment and lending activity and from FHLB borrowings. During the same period, deposits increased $9.3 million or 20.2% from $46.0 million at June 30, 1996, to $55.3 million at March 31, 1997. This increase is primarily due to an increase in the Bank's volume of NOW accounts, business checking accounts, local (non-brokered) Jumbo Certificates of Deposit and Public (state and city) Certificates of Deposits. Advances from the FHLB increased $5.6 million from $10.8 million at June 30, 1996 to $16.5 million at March 31, 1997. These additional borrowings funded purchases of loans, securities and mortgage loan participations. The Bank had $303,000 and $128,000 in unrealized gains (net of deferred taxes) at March 31, 1997 and June 30, 1996, respectively from market gains on the Bank's investment and mortgage-backed portfolios. Unrealized gains and losses do not impact the Bank's earnings until they are realized.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 1997 COMPARED TO QUARTER ENDED MARCH 31, 1996

General

Net earnings increased $12,000 or 7.4% for the quarter ended March 31, 1997 from the quarter ended March 31, 1996. This increase is primarily the result of an increase in net interest earnings of $31,000, an increase in non-interest earnings of $5,000, a decrease in income taxes of $7,000, offset by an increase in the provision for loan losses of $16,000, and an increase in non-interest expense of $15,000.

Interest Earnings

Total interest income increased $209,000 or 16.3% from $1.3 million for the quarter ended March 31, 1996 to $1.5 million for the quarter ended March 31, 1997. This increase was primarily due to a $8.6 million increase in the Bank's mortgage-backed securities portfolio, a $1.4 million increase in investment securities, and a $9.8 million increase in the Bank's net loan portfolio.

Interest Expense

Total interest expense increased $179,000 or 27.1% from $659,000 for the quarter ended March 31, 1996 to $838,000 for the quarter ended March 31, 1997. This increase was due to a substantial increase in FHLB borrowings and in the deposit base, including the increase in volume of NOW accounts and Jumbo Certificates of Deposit.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $339,000 and $311,000 at March 31, 1997 and 1996, respectively. The provision for loans was $16,000 and $0 for the quarters ended March 31, 1997 and 1996, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Expense

Total non-interest expense increased $15,000 or 4.3% from $356,000 for the quarter ended March 31, 1996 to $372,000 for the quarter ended March 31, 1997. This increase was primarily due to an increase in compensation and benefits costs of $34,000, an increase in other costs of $17,000, an increase in occupancy costs of $13,000 , offset by a decrease in insurance costs of $19,000, and a decrease in professional fees of $30,000. The increase in compensation and benefits is due to an increase in staff, some salary increases and current year accruals for stock-based compensation plans. The increase in other expenses is primarily due to increased supplies, charitable contributions and automatic teller machine expenses. The increase in occupancy costs is due to an increase in building repairs and small building improvements. The decrease in insurance is due to the BIF/SAIF assessment adjustment. The decrease in professional services is the result of a lesser need for services since the completion of the conversion from mutual to stock ownership.

COMPARISON OF OPERATING RESULTS FOR NINE MONTH PERIOD ENDED MARCH 31, 1997 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1996

General

Net earnings decreased $248,000 or 41.3% for the nine month period ended March 31, 1997 from the the nine month period ended March 31, 1996. This decrease is primarily the result of an increase in non-interest expense of $511,000, offset by an increase in net interest earnings of $120,000 and a decrease in income tax expense of $133,000.

Total Interest Earnings

Total interest earnings increased $851,000 or 23.7% from $3.6 million for the nine month period ended March 31, 1996, to $4.4 million for the nine month period ended March 31, 1997. The increase was primarily due to a $8.6 million increase in the Bank's mortgage-backed securities portfolio, a $9.9 million increase in the loan portfolio and some general increases in interest rates.

Interest Expense

Total interest expense increased $738,000 or 43.2% from $1.7 million for the nine month period ended March 31, 1996 to $2.4 million for the nine month period ended March 31, 1997. This increase was due to an increase in the Bank's deposit base of $12.0 million and an increase in FHLB borrowings of $6.5 million, and higher rates on deposit products.

Non-interest expense

Total non-interest expense increased $511,000 or 56.2% from $908,000 for the nine month period ended March 31, 1996 to $1.4 million for the nine month period ended March 31, 1997. This increase was primarily due to an increase in compensation and benefits costs of $217,000, an increase in insurance costs of $241,000, an increase in occupancy costs of $25,000 and an increase in other expense of $63,000, offset by a decrease in professional fees of $45,000. The increase in compensation costs is due to current year accruals for stock-based compensation plans and staff salary increases. The increase in insurance costs is due to the BIF/SAIF assessment. The increase in occupancy costs is the result of increased small building improvements and repairs. The increase in other expense is due to placing into service automatic teller machines, and the decrease in professional services is the result of a lesser need for services since the completion of the conversion from mutual to stock ownership.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At March 31, 1997, the Bank's liquidity, as measured for regulatory purposes, was 11.41%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short- term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At March 31, 1997, cash and cash equivalents totaled $2.8 million. The

Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At March 31, 1997, the Bank had $16.5 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional mortgage-backed securities and mortgage loan participations as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended March 31, 1997, the Bank originated $5.4 million in total loans, of which $4.2 million were mortgage loans. The Bank also purchased $1.3 million in mortgage loan participations. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, federal funds and FHLB-Dallas overnight funds. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities, consisting principally of net earnings, amortization of investment and mortgage backed securities premiums and discounts,stock based compensation costs and income taxes less disbursements of interest and dividends, and loan origination fees were $119,000 and $626,000 for the nine month periods ended March 31, 1997 and 1996 respectively. Net cash used for investing activities consisted primarily of purchases of mortgage-backed securities and loan originations, offset by principal collections on loans, and principal collections and proceeds from the maturities of mortgage-backed securities and investment securities. Such uses were $13.7 million and $15.3 million for the nine month periods ended March 31, 1997 and 1996, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts, and new FHLB borrowings less purchases of treasury stock, were $13.2 million and $16.6 million for the nine month periods ended March 31, 1997 and 1996, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 1997, the Bank had commitments to fund loans of $1.8 million. Certificates of deposit scheduled to mature in one year or less totaled $23.1 million. Based on historical withdrawals and outflows, on internal monthly deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At March 31, 1997, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

Stock Repurchase Program

In August, 1996, the Company repurchased 47,437 shares, or 5%, of the Company's common stock. The Company has decided to retire these shares as authorized but unissued at the advice of special counsel.

On October 11, 1996, the Company issued a press release announcing its intention to repurchase up to 15% (142,312 shares) of the Company's common stock. On November 8, 1996, the Company received regulatory approval to repurchase these shares of common stock before June 28, 1997. As of March 31, 1997, 62,105 of these shares had been repurchased. The Company has decided to retire these shares also, as authorized but unissued. Subsequent to March 31, an additional 35,000 shares have been repurchased. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with Generally
Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results primarily in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Accounting for Mortgage Servicing Rights

In May, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends FASB No. 65, "Accounting for Certain Mortgage Banking Activities." This Statement requires that mortgage banking enterprises recognize as separate assets right to service mortgage loans for others, however those servicing rights are acquired. Mortgage banking enterprises that acquire mortgage servicing rights through either the purchase or origination of mortgage loans and sells or securitizes those loans with servicing rights retained should allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values if it is practicable to estimate those fair values. This Statement is effective in the current fiscal year. The Bank currently does not retain servicing rights on purchased or sold loans, therefore, the adoption of this Statement has not had and is not anticipated to have a material impact on the Bank's financial condition.

Accounting for Stock-Based Compensation

Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This Statement sets forth an alternative approach to the present method of using APB Opinion 25, "Accounting for Stock Issued to Employees," to account for stock options. However, companies are not required to follow the new guidelines, but may continue in their present accounting practice with only slight modification. The Company has chosen to continue accounting for its stock option plan under the APB Opinion 25. Under this Opinion, using the intrinsic value method, the excercise price is the same as the market price of the stock at the grant date, therefore, no compensation cost is recognized.

Transfer and Servicing of Financial Assets and Extinguishment of Liabilities

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement requires that transferred assets could be derecognized only when control is surrendered, rather than when risks and rewards related to the asset are passed to another party. A liability would be extinguished when the creditor no longer has ultimate responsibility for the liability. Adoption of this Statement has not had and is not anticipated to have a material impact on the Bank's financial condition.

Earnings per Share

Recently the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." It simplifies the standards for computing earnings per share, superseding the standards previously found in Opinion 15. It replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the earnings per share computation. This Statement will affect the financial statements issued by the Company after December 15, 1997.

Disclosure of Information about an Entity's Capital Structure

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about an Entity's Capital Structure." This Statement applies to all entities. Its requirements are a consolidation of those found in APB Opinions 10 and 15, and Statement of Financial Accounting Standards No. 47, and it eliminates the exemption of nonpublic entities from certain disclosure requirements. This Statement will affect the financial statements issued by the Company after December 15, 1997.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

A Form 8-K (Items 4 and 7) dated March 12, 1997, was filed during the quarter regarding the registrant's change in accountants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GFSB BANCORP, INC.


Date: May 14, 1997                 /s/ Jerry R. Spurlin
                                   -----------------------------------
                                          Jerry R. Spurlin
                                          President
                                          (Duly Authorized Representative and
                                          Principal Financial Officer)