Form 10KSB
period 1997-06-30
GFSB BANCORP INC
filed 1997-09-29
CIK 942129

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended June 30, 1997, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from
                                                                            ----
      to          .
          --------
Commission File Number:  0-25854

                               GFSB BANCORP, INC.
               --------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                       04-2095007
----------------------------------------------              -------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
or Organization)                                            Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                          87301
----------------------------------------------              --------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:              (505) 722-4361
                                                             --------------

Securities Registered Under Section 12(b) of the Exchange Act:       None
                                                                     ----

Securities Registered Under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. YES   X
                                                                       -----
NO    .
  ----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State issuer's revenues for its most recent fiscal year. $6,127,343.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and asked prices of such stock on September 15, 1997, was $8.9 million (468,116 shares at $18.875 per share).

      As of September 15, 1997, there were issued and outstanding 800,708 shares of the registrant's Common Stock.

      Transitional Small Business Disclosure format (check one):

            Yes         No    X
                ----        -----

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for Fiscal Year ended June 30, 1997. (Part II)
2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                    PART I

Item 1.  Description of Business
--------------------------------

General

      GFSB Bancorp, Inc. (the "Company") is a unitary savings and loan holding company that was incorporated in March 1995 under the laws of the State of Delaware for the purpose of acquiring all of the common stock of Gallup Federal Savings Bank (the "Bank"). This acquisition occurred June 29, 1995 at which time the Bank simultaneously converted from a mutual to stock institution (the "Conversion"), sold all of its outstanding capital stock to the Company and the Company made its initial public offering of its common stock. The expenses associated with the Conversion were charged to paid-in capital while $4.5 million of the net proceeds of $9.1 million from the public offering was used to purchase all of the issued and outstanding stock of the Bank issued pursuant to the Conversion with the remaining $4.5 million being retained by the Company. This transaction was accounted for in a manner similar to a pooling of interests, consequently no goodwill or other intangibles were recorded as a result of this transaction.

      Since the primary activities of the Company are those of the Bank, much of the discussion herein pertains to the Bank, however, comparisons to total assets, liabilities, etc. are based on the Company's consolidated numbers. As of June 30, 1997, the Company had total assets of $94 million, total deposits of $58 million and stockholders' equity of $14 million or 15% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank. The Bank currently has no subsidiaries.

      The Bank is a federally chartered capital stock savings bank located in Gallup, New Mexico. The Bank was founded in 1934 under the name the Bank Savings and Loan Association. In connection with the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank, the Bank changed its name to Gallup Federal Savings Bank. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC").

      The Company's business activities to date have been limited to its investment in the Bank, loans made to the Bank for use in the normal course of the Bank's business, and a loan made to the Gallup Federal Savings Bank Employee Stock Ownership Plan ("ESOP") to enable the ESOP to purchase shares of the Company's common stock in the initial public offering.

      The Bank offers a variety of financial services to meet the needs of the communities it serves. The Bank's principal business is attracting deposits from the general public and investing those deposits, together with funds generated from operations, to originate first mortgages on one- to four-family residences in its market area. The Bank also originates a limited number of multi-family, commercial real estate, construction, commercial business and consumer loans. The Bank intends to materially increase its origination of loans not secured by one- to four-family residences.

      The principal sources of funds for the Bank's lending activities are deposits, the amortization, repayment and maturity of loans, mortgage-backed securities, investment securities and borrowings from the FHLB. Principal sources of income are interest and fees on loans, mortgage-backed securities, investment securities, and deposits held in other financial institutions. The Bank's principal expense is interest paid on deposits and FHLB borrowings.

      The Company's dividend payout ratios for the fiscal years ended June 30, 1997 and June 30, 1996, are 51.9% and 79.5%, respectively.

      The Company operates from its main office located at 221 West Aztec Avenue, Gallup, New Mexico.

Market Area and Competition

      The City of Gallup, New Mexico is considered to be the Bank's primary market area. McKinley County, New Mexico is considered to be the Bank's secondary market. McKinley County is located in northwestern New Mexico, and occupies a part of the Colorado Plateau called the San Juan Plateau. More than half of the people in the County are Native Americans; including Navajos and Zunis. McKinley County includes the trading and service center of Gallup and the southeastern edge of the Navajo Indian Reservation. In January 1995, McKinley County had a population of approximately 67,000. The Bank intends to expand its secondary market area to adjacent counties, which will include a major portion of the Navajo Indian Reservation and Apachi County, Arizona.

      The general economy of Gallup is centered around the wholesale and retail trade, public administration, manufacturing, transportation services, tourism and mining. The production of Indian arts and crafts by smaller businesses also constitutes a major part of the County's economic base. The largest single employer in McKinley County is the Bureau of Indian Affairs.

      During its sixty-three year existence, the Bank has focused on serving its customers located in the New Mexico community of Gallup and surrounding communities in McKinley County. Economic growth in the Bank's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area. The Bank's principal competitors are financial institutions and mortgage banking companies, many of which are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans on a retail and wholesale basis comes principally from commercial banks, mortgage brokers, banking and insurance companies. Its competition for deposits has historically come from commercial banks. In addition, the Bank faces increasing competition for deposits from non-bank institutions, such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. The Bank is one of five savings associations and commercial banks having an office in McKinley
County. The Bank is the only savings association or commercial bank headquartered in Gallup. The Bank also competes with three local credit unions and several mortgage banking companies located outside of McKinley County.

Lending Activities

      General. The Bank's loan portfolio consists of mortgage loans secured by one- to four-family residences, and multi-family, commercial real estate, construction, consumer and commercial business loans.

      At June 30, 1997, the Bank's loan portfolio totaled $52 million. Loans secured by first mortgages on one- to four-family residences totaled $38 million, or 73% of the Bank's loan portfolio at

June 30, 1997. For its mortgage loan portfolio, the Bank primarily originates fixed-rate loans with up to 15-year terms. As part of its asset liability strategy, the Bank recently began offering more adjustable-rate loan products. In addition, the Bank sells conventional one- to four-family fixed rate mortgage loans over 15 years in maturity into the secondary market.

      Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, loan participations, deferred loan origination fees and costs and allowances for losses) as of the dates indicated.

                                                                At June 30,
                                              ------------------------------------------------
                                                      1997                      1996
                                              ------------------------   ---------------------
                                                  $              %           $          %
                                              ---------       --------   ---------    --------
                                                          (Dollars in Thousands)
Type of Loans:
Residential................................   $ 36,716         70.58 %   $ 29,178     75.34 %
Commercial real estate.....................     11,827         22.73        6,614     17.08
Construction:
  Residential..............................        232           .44        443        1.14
  Commercial...............................      3,579          6.88      2,617        6.76
Commercial business .......................      1,961          3.77      1,632        4.21
Consumer:
  Savings account .........................      1,113          2.14      1,141        2.95
  Automobile and other.....................      1,618          3.11        548        1.42
Less:
  Loans in process.........................     (1,383)        (2.66)    (2,106)      (5.44)
  Loan participations sold.................     (2,961)        (5.69)      (710)      (1.83)
 Deferred loan origination fees
   and costs...............................       (341)         (.65)      (320)      (0.83)
  Allowance for loan losses................       (339)         (.65)      (309)      (0.80)
                                             ---------        ------    -------      ------
Total loans, net...........................  $  52,022           100 %  $38,728       100.00%
                                             =========        ======    =======      ======

Type of Security:
  Residential real estate
    1-4 family.............................    $36,948         71.02    $28,275       73.01%
    Multi-family dwelling units............      2,741          5.27      1,346        3.48
  Commercial real estate...................     12,536         24.09      9,231       23.84
  Commercial business .....................      2,090          4.02      1,632        4.21
  Consumer:
    Savings accounts.......................      1,113          2.14      1,141        2.95
    Automobile and other...................      1,618          3.11        548        1.41
Less:
  Loan participations sold.................     (2,961)        (5.69)      (710)      (1.83)
  Loans in process.........................     (1,383)        (2.66)    (2,106)      (5.44)
  Deferred loan origination fees and costs.       (341)         (.65)      (320)      (0.83)
  Allowance for loan losses................       (339)         (.65)      (309)      (0.80)
                                             ---------        ------    -------      ------
  Total loans, net.........................  $  52,022           100 %  $38,728      100.00 %
                                             =========        ======    =======      ======

Loan Maturity Tables

      The following table sets forth the maturity of the Bank's loan portfolio at June 30, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $17 million and $12 million, for the years ended June 30, 1997 and 1996, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                            Multi-family and                Consumer and
                              1-4 Family       Commercial                    Commercial
                              Real Estate     Real Estate    Construction     Business     Total
                              -----------   ---------------- ------------   ------------  -------

                                                       (In Thousands)
Amounts Due:
Within 3 months...........      $   198         $     9      $   442          $  303     $    952

3 months to 1 Year........          559             293          402           1,660        2,914

After 1 year:
  1 to 3 years............        1,054           1,442          116           1,043        3,655
  3 to 5 years............        2,296           4,968           59             547        7,870
  5 to 10 years...........       10,004             684          129             159       10,976
  10 to 20 years..........       17,456           3,009        2,663             977       24,105
  Over 20 years...........        6,437               -            -               -        6,437
                                -------         -------      -------          ------     --------

Total due after one year..       37,247          10,103        2,967           2,726       53,043
                                -------         -------      -------          ------     --------

Non-performing............          134               -            -               3          137
                                -------         -------      -------          ------     --------

Total amount due..........      $38,138         $10,405      $ 3,811          $4,692     $ 57,046
                                -------         -------      -------          ------     --------

Less:
Loan participations sold..                                                               $ (2,961)
Allowance for loan loss...                                                                   (339)

Loans in process..........                                                                 (1,383)

Deferred loan fees........                                                                   (341)
                                                                                         --------
  Loans receivable, net...                                                               $ 52,022
                                                                                         ========


      The following table sets forth the dollar amount, before deductions for loans in process, deferred loan origination fees and costs and allowance for loan losses, at June 30, 1997 of all loans due after June 30, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                  Floating or
                                Fixed Rates    Adjustable Rates    Total
                                -----------    ----------------   -------
                                                (In Thousands)
One- to four-family(1)......       $33,103          $ 5,140       $38,243
Multi-family and
  commercial real estate(1).        10,569            3,542        14,111

Consumer and commercial
  business..................         2,756            1,936         4,692
                                   -------          -------       -------


    Total...................       $46,428          $10,618       $57,046
                                   =======          =======       =======

---------------
(1)   Includes construction loans.


      One- to Four-Family Residential Loans. Prior to 1994, the Bank's primary lending activity consisted of the origination of one- to four-family residential mortgage loans secured by owner-occupied property located in the Bank's primary market area and loans secured by deposit accounts. The Bank now originates multi-family, commercial business, commercial real estate and consumer loans. The Bank generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 80% of the appraised value of the mortgaged property, or up to 95% if private mortgage insurance is obtained to reduce the Bank's exposure to 80% or below of the appraised value of the properties. To a lesser extent, the Bank makes loans on non-owner occupied one- to four-family properties acquired as an investment by the borrowers in amounts up to 80% of the appraised value of the property. In addition, the Bank originates FHA and VA loans.

      The Bank primarily originates fixed-rate mortgage loans for its loan portfolio with up to 15 year terms. In addition, the Bank originates loans with terms over 15 years for sale in the secondary market. The Bank offers various loan programs with varying interest rates and fees which are competitively priced based on market conditions and the Bank's cost of funds. Generally, the Bank's underwriting guidelines for fixed-rate mortgage loans conform to FHLMC and FNMA guidelines. In March 1995, the Bank began offering one-year adjustable-rate mortgage ("ARM") loans which adjust annually based upon the one-year treasury rate. The program is structured so that such loans generally may not adjust more than 2% in any one year. The Bank will not originate loans below the fully indexed rate. Generally, during periods of rising interest rates, the risk of default on an ARM loan is considered to be greater than the risk of default on a fixed-rate loan due to the upward adjustment of interest costs to the borrower. The Bank will not originate ARM loans with negative amortization or with initial "teaser" rates. The Bank also offers a variety of loan products for low and moderate income housing. The Bank offers second mortgage loans on one- to four-family residences if the Bank holds the first mortgage loan for such property and the combined loan to value ratio will be 90% or lower.

      Commercial Real Estate and Multi-Family Loans. Since 1994, the Bank has actively increased its origination of commercial real estate and multi-family loans and expects to continue to do so. The

Bank became involved in these types of loans due to a perceived need in the Bank's market area and in an attempt to increase the Bank's net interest margin. Commercial real estate and multi-family secured loans are originated in amounts generally up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are permanent loans secured by approved property such as churches, motels, small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Bank generally originates fixed-rate commercial real estate loans with balloon maturities of five years and with amortization periods of up to 25 years, and to a lesser extent, adjustable-rate loans based on a margin over the New York prime rate. At June 30, 1997, the Bank's largest commercial real estate loan consisted of a $1,500,000 performing loan secured by a strip shopping center in Gallup, New Mexico, of which $500,000 has been sold to another bank as a non-recourse participation. At June 30, 1997, the Bank's largest multi-family loan consisted of a $693,000 performing loan secured by two multi-family apartment buildings in Gallup, New Mexico.

      Loans secured by commercial real estate and multi-family properties generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. The Bank intends to continue to emphasize commercial real estate lending and accordingly, its credit risk may increase.

      Consumer and Commercial Business Loans. In response to a perceived need in the local community and to provide for diversification of its asset portfolio and improved interest rate risk management, the Bank began making consumer and commercial business loans at the beginning of 1994. At June 30, 1997, consumer loans totaled $1.6 million or 2.8% of the loan portfolio. The Bank is attempting to increase its level of consumer lending through new products, such as home equity lines of credit, second mortgage loans and automobile loans, a competitive pricing structure, promotional activities, and cross-selling consumer products through its office, without incurring unacceptable credit risk. The home equity lines of credit are made with adjustable rates with loan to value ratios of 90% if the Bank has the first mortgage and 80% if it does not. The Bank also offers automobile and other consumer loans offered primarily on a fixed-rate, short-term basis. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The Bank's consumer loans tend to have higher interest rates and shorter maturities than one- to four-family first mortgage loans, but are considered to entail a greater risk of default than mortgage loans.

      The Bank intends to continue to actively increase its commercial business loan originations so that they will equal approximately 10% to 20% of the total loan portfolio. Revolving lines of credit, short-term working capital loans, and term loans up to seven years are originated to meet the needs of local small businesses. Some loans are unsecured, but the majority are secured by inventory, equipment, accounts receivable, marketable securities, savings deposits, real estate, personal guaranties, or a combination of these types of collateral. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and frequently carry larger loan balances. The Bank offers fixed-rate commercial business loans and adjustable-rate loans which adjust daily based upon New York prime. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on business cash flow, and the difficulty of evaluating and monitoring these types of loans.

      Construction Loans. The Bank primarily makes construction loans to individuals to construct single-family owner-occupied homes for which the Bank also provides permanent financing and to builders who have a proven track record on either a pre-sold or speculative basis. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

      Loan Commitments. The Bank issues written commitments to prospective borrowers on all real estate approved loans. Generally, the commitment requires acceptance within ten days of the date of issuance and must be closed within thirty days of issuance. At June 30, 1997, the Bank had $10.5 million of commitments to fund new loans at market interest rates and to fund the undisbursed portion of construction loans and home equity lines of credit.

      Loans to One Borrower. Savings institutions are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $1.8 million as of June 30, 1997.

      At June 30, 1997, the Bank's largest lending relationship consisted of four performing loans, including two amortizing loans, a commercial revolving line of credit loan and a construction loan, totaling $3,568,000, of which all but $343,000 has been funded and of which $2,023,000 has been sold to other banks as non-recourse participations, secured by three motel properties, two in Gallup and one in Grants, New Mexico. The next four largest lending relationships, all of which consist of performing loans, at June 30, 1997 consisted of a $200,000 commercial revolving line of credit secured by inventory and $1,500,000 loan secured by a strip shopping center in Gallup, of which $500,000 has been sold to another bank as a non-recourse participation, two loans totaling $1,188,000 secured by two Gallup commercial office properties, two loans totaling $1,407,000, secured by a motel property and adjacent land in Gallup, of which $647,000 has been sold to another bank as a non-recourse participation, and a $693,000 loan secured by two multi-family apartment buildings located in Gallup.

Non-Performing and Problem Assets

     Loan Delinquencies. Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 1997, the Bank had total delinquent loans of $864,430, of which $543,187 were delinquent over 30 days, $321,243 were delinquent over 60 days, and $136,921 were delinquent 90 days or more.

      The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.

                                                                   At June 30,
                                                                 --------------
                                                                 1997      1996
                                                                 -----     ----
                                                                  (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling unit..............     $134      $ 49
  All other mortgage loans .................................        3        --

Non-mortgage loans:
  Commercial real estate ...................................       --        96
  Consumer .................................................        4
                                                                 ----      ----
      Total ................................................     $ --      $100
                                                                 ====      ====
Accruing loans which are contractually past
  due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units.............     $ --      $  2
  All other mortgage loans .................................       --        --
                                                                 ----      ----
      Total ................................................     $ --      $  2
                                                                 ====      ====

Total non-accrual and accrual loans ........................     $137      $151
Real estate owned ..........................................       --        --
                                                                 ----      ----
otal non-performing assets ................................      $137      $151
                                                                 ====      ====
Total non-accrual and accrual loans to net loans ...........      .26%      .39%
Total non-accrual and accrual loans to total assets.........       15%      .21%
Total non-performing assets to total assets ................      .15%      .21%


      Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended June 30, 1997. Amounts included in the Bank's interest income for the year ended June 30, 1997 was, likewise, immaterial.

      Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

      When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Although the Bank had a low level of non-performing loans at June 30, 1997, the Bank has only been originating commercial business loans and consumer loans since the beginning of 1994 and does not have a history on the performance of such loans.

      At June 30, 1997, with the exception of two loans on one- to four-family homes totaling $51,000 and one commercial business and consumer loan totalling $283,000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms.

      The following table provides further information about the Bank's problem assets as of June 30, 1997.


                                                                             At
                                                                           June 30,
                                                                            1997
                                                                       --------------
                                                                       (In Thousands)
Substandard ......................................................          $630
Doubtful .........................................................            --
Loss .............................................................            --
General loss allowance ...........................................           339
Specific loss allowance - loans ..................................            --
Specific loss allowance - real estate owned ......................            --



      Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of the cost or fair value. The Bank records loans as in substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Bank can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower it is doubtful the borrower will be able to repay the loan in the foreseeable future. In substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures. There was no real estate owned at June 30, 1997.

      Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The allowance for loan losses, as a ratio of total loans, net, was .65% at June 30, 1997.

      Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

      As a result of the declines in regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of the institution by the FDIC, OTS or other federal or state regulators. Results of recent examinations indicate that these regulators may be applying more conservative criteria in evaluating real estate market values, requiring significantly increased provisions for potential loan losses. While the Bank believes it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings or that the Bank may not have to increase its level of loan loss allowance in the future.

Allocation of Allowance for Loan Losses

      The following table sets forth the allocation of the Bank's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable, net, at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                       At June 30,
                                      ---------------------------------------------
                                              1997                   1996
                                      ---------------------- ----------------------
                                                Percent of             Percent of
                                               Loans in Each          Loans in Each
                                               Category to            Category to
                                      Amount   Total Loans   Amount   Total Loans
                                      ------   -----------   ------   -------------
                                                (Dollars in Thousands)

Residential real estate............   $   139       65%        $ 152       70%
Commercial real estate.............       116       27            82       22
Consumer and
  commercial business..............        84        8            75        8
                                      -------      ---         -----      ---

  Total............................   $   339      100%        $ 309      100%
                                      =======      ===         =====      ===



Analysis of the Allowance for Loan Losses

      The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated.

                                                             At June 30,
                                                      -------------------------
                                                        1997            1996
                                                      ---------       ---------
                                                        (Dollars in Thousands)

Total loans outstanding, net ...................      $ 52,022        $ 38,728
                                                      ========        ========
Average loans outstanding ......................      $ 44,246        $ 34,934
                                                      ========        ========

Allowance balances (at beginning of
  period) ......................................      $    309        $    316
Provision (credit):
  Residential ..................................            --              --
  Consumer and commercial business .............            21              29

Charge-offs:
  Residential ..................................            --             (36)
  Consumer and commercial business .............           (26)             --

Recoveries:
  Residential ..................................            --              --
  Consumer and commercial business .............            35              --
Net (charge-offs) recoveries ...................             9             (36)

Allowance balance (at end of period$ ...........      $    339        $    309
                                                      ========        ========

Allowance for loan losses as a percent
  of total loans outstanding, net ..............           .65%           0.80%


Analysis of the Allowance for Real Estate Owned

      The following table sets forth information with respect to the Bank's allowance for losses on real estate owned at the dates indicated.

                                                 At June 30,
                                         --------------------------
                                             1997          1996
                                         -----------     ----------
                                           (Dollars in Thousands)

Total real estate owned and other
  repossessed assets, net..............  $     --           $  --

Allowance balances - beginning.........        --              --
Provision..............................        --              --
Net charges-offs.......................  $     --           $  --
                                         ========           =====

Allowance balances - ending............        --%             --%
                                         ========           =====

Allowance  for losses on real estate
owned and other  repossessed  assets
to net real estate owned and other
repossessed assets.....................        --%             --%



Mortgage-Backed Securities

      The   following   table   sets  forth  the   composition   of  the  Bank's
mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                    At June 30,
                                     -------------------------------------------
                                             1997                   1996
                                     ---------------------  --------------------
                                                  Percent                Percent
                                      Amount     of Total    Amount     of Total
                                     --------   ----------  --------   ---------
                                                (Dollars in Thousands)
Mortgage-backed securities(1):
  FNMA...........................    $21,069       65.70%   $12,148       48.12%
  GNMA...........................      7,274       22.68      9,193       36.41
  FHLMC..........................      2,765        8.62      3,189       12.63
                                      -------      -----    -------      ------
      Total......................     31,108        97.0     24,530       97.16
  Net premiums...................        962         3.0        716        2.84
Net mortgage-backed securities...    $32,070         100%   $25,246      100.00%
                                     =======       =====    =======      ======

--------------------------
(1) Effective July 1, 1993, the Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 1997 and June 30, 1996, all investments in mortgage-backed securities are classified as "available for sale" rather than "held for investment" and accordingly are recorded at fair value versus carrying value.

      The following table sets forth the Bank's mortgage-backed securities activities information for the periods indicated.

                                          For the Year Ended June 30,
                                          --------------------------
                                              1997          1996
                                          ------------   -----------
                                                (In Thousands)
Mortgage-backed securities(1):
  Beginning balance:                         $25,246       $10,739
    Mortgage-backed securities
      purchased....................           12,591        18,040

    Fair value adjustments.........              312          (252)
                                             -------       -------
  Less:
    Mortgage-backed securities sold               --            --
    Principal repayments...........           (6,079)       (3,281)
                                             -------       -------
Ending balance.....................          $32,070       $25,246
                                             =======       =======


------------------
(1)   Includes premiums and discounts.


      To supplement lending activities, the Bank invests in residential mortgage-backed securities. Mortgage-backed securities serve as collateral for borrowings and, through repayments, as a source of liquidity. The mortgage-backed securities portfolio at June 30, 1997 consisted of adjustable-rate certificates issued by the FHLMC, GNMA and FNMA. At June 30, 1997, the mortgage-backed securities portfolio classified as available for sale had a fair value of $32 million and an amortized cost of $32 million and had contractual maturities between 10 and 30 years.

      Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA, and GNMA.

      Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate), as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

Investment Activities

      At June 30, 1997, the Bank had an investment portfolio of approximately $4.3 million, consisting primarily of mutual funds and U.S. Treasury bills. To a lesser extent, the portfolio also includes FHLMC stock, and FHLB and FNMA debentures. The Bank classifies its investment securities, as available for sale, in accordance with SFAS 115. The fair value of investment securities at June 30, 1997 was $4.3 million, resulting in a net unrealized gain at that date of approximately $784,000.

Investment Portfolio

      The following table sets forth the fair value of the Bank's investment securities portfolio.

                                                  At June 30,
                                             ---------------------
                                               1997          1996
                                             --------      -------
Debt securities:(1)                              (In Thousands)
 Mutual funds.........................       $ 2,163       $ 2,025
 U.S. Treasury bills..................         1,002           990
 FHLB and FNMA debentures.............           397           889
 FHLMC Stock..........................           780           470
 Federal Farm Credit Bank.............            --           199
                                             -------         -----
   Total investment securities........       $ 4,342        $4,573
                                              ======         =====

---------------------
(1) Effective July 1, 1993, the Bank adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." At June 30, 1996 and June 30, 1997, investments are classified as "available for sale" rather than "held for investment" and accordingly are recorded at fair value versus carrying value.

Investment Portfolio Maturities

      The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio at June 30, 1997.

                                                                  At June 30, 1997
                     ---------------------------------------------------------------------------------------------------------------
                       One Year or Less     One to Five Years    Five to Ten Years  More than Ten Years  Total Investment Securities
                     --------------------  -------------------  ------------------  -------------------  ---------------------------
                     Carrying    Average   Carrying    Average   Carrying  Average   Carrying  Average      Carrying       Average
                       Value      Yield      Value      Yield      Value    Yield      Value    Yield         Value         Yield
                     ---------   -------   --------    -------   --------  -------   --------- -------      ---------      --------
                        (Dollars in Thousands)

U. S. Treasury bills.$   1,002    6,345%    $   --          %    $    --     --%    $   --       --%      $  1,002       6.34%
Mutual funds.........    2,163     6.07         --                    --     --         --       --          2,163       6.07
FNMA debentures......       --       --        397      5.27          --     --         --       --            397       5.27
FHLMC stock..........       --       --         --                    --     --        780     1.13            780       1.13
  Total..............$   3,165     6.16%    $  397      5.27%    $    --     --%    $  780     1.13%      $  4,342       5.17%
                     =========     ====     =====      =====     =======   ====     ======     ====       ========       ====


Sources of Funds

      General. Deposits are the major source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank can obtain advances from the FHLB as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Bank and by certain of the Bank's mortgage loans. The Bank had $20.9 million in FHLB advances at June 30, 1997.

      Deposits. The Bank currently offers regular passbook savings, money market deposit accounts (which are actually statement savings accounts with limited third party transfer or check writing provisions), and term certificate accounts, primarily to consumers within its primary market area. A full range of demand and NOW accounts are now offered, both for consumers and commercial customers. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. As of June 30, 1997, the Bank had no brokered deposits.

Jumbo Certificate Accounts

      The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.

                                                  Certificates
                                                  of Deposits
                                                 --------------
Maturity Period                                  (In Thousands)
---------------
Within three months............................      $ 1,977
Three through six months.......................        1,834
Six through twelve months......................       10,601
Over twelve months.............................        1,393
                                                     -------
                                                     $15,805
                                                     =======


Personnel

      As of June 30, 1997, the Bank had 18 full-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

                                  REGULATION

      Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

      As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

Insurance of Deposit Accounts

      The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF.

      The FDIC charges an assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $250,000 pre-tax expense for this assessment at September 30, 1996. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately
 .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank substantially declined.

Regulatory Capital Requirements

      OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets and
(3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

      Savings associations with a greater than "normal" level of interest rate risk exposure may, in the future, be subject to a deduction from capital for an interest rate risk component for purposes of calculating their risk-based capital requirements.

Prompt Corrective Action

      Under the prompt corrective action system, the banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of capitalization. Under the OTS final rule implementing the prompt corrective action provisions, an institution shall be deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio (core or leverage capital to risk-weighted assets) of 6.0% or more, has a leverage capital of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risked-based ratio of 4.0% or more and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage capital ratio that is less than 4.0% (3.0% in certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0% and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. In addition, under certain circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). The Bank is currently a "well-capitalized" institution as defined in the prompt corrective action regulations and as such is not subject to any prompt corrective action measures.

Dividend and Other Capital Distribution Limitations

      OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account established pursuant to the Bank's Plan of Conversion.

      A savings association is prohibited from making a capital distribution if, after making the distribution, the savings association would be undercapitalized (i.e., not meet any one of its minimum regulatory capital requirements).

Qualified Thrift Lender Test

      The Home Owners' Loan Act, as amended ("HOLA"), requires savings institutions to meet a qualified thrift lender ("QTL") test. If the Bank maintains an appropriate level of Qualified Thrift Investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs.

Liquidity Requirements

      All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At June 30, 1997, the Bank's required liquid asset ratio was 5%.

Federal Home Loan Bank System

      The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

Federal Reserve System

      The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1997, the Bank's total transaction accounts were below the minimum level for which the Federal Reserve Board requires a reserve.

      Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all OTS sources before borrowing from the Federal Reserve System. The Bank had no such borrowings at June 30, 1997.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS will have enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

      QTL Test. As a unitary savings and loan holding company, the Company generally will not be subject to activity restrictions, provided the Bank satisfies the QTL test. See "- Qualified Thrift Lender Test." If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies and those activities specified by the OTS as permissible for a multiple savings and loan holding company unless such other associations each also qualify as a QTL or were acquired in a supervised acquisition.

      Recent and Proposed Legislation. Bills have been introduced to congressional committees that would consolidate the OTS with the Office of the Comptroller of the Currency ("OCC"). The resulting agency would regulate all federally chartered commercial banks and thrift institutions. In the event that the OTS is consolidated with the OCC, it is possible that the thrift charter could be eliminated and thrifts could be forced to convert to commercial banks. Legislation passed in 1996 required the recapture (for income tax purposes) of the Bank's post 1987 additions to bad debt reserves; however, this recapture did not have a material effect on the earnings of the Bank or the Company because the Bank had previously provided deferred taxes on its bad debt reserves. Under current law and regulations, a unitary savings and loan holding company, such as the Company, which has only one thrift subsidiary such as the Bank, has essentially unlimited investment authority. Legislation has also been proposed which, if enacted, would limit the non-banking related activities of savings and loan holding companies to those activities permitted for bank holding companies.

Item 2.  Description of Property.
--------------------------------

      The Bank owns its main office located at 221 West Aztec Avenue, Gallup, New Mexico. The Bank's total investment in office property and equipment is $1,141,000 with a net book value of $677,000 at June 30, 1997. The Bank may add on additional office space to its current office in the future.

Item 3.  Legal Proceedings
--------------------------

      Neither the Company nor the Bank are engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans made by it.

Item 4.  Submission of Matters to a Vote of Security - Holders
--------------------------------------------------------------

      Not applicable.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

      The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

      The Company's consolidated financial statements listed under Item 13 herein are incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

      On March 12, 1997, the board of directors of the registrant determined to engage Neff & Company LLP as its independent auditors for the fiscal year ended June 30, 1998. On March 12, 1997, the registrant orally notified Atkinson & Co., Ltd. ("Atkinson"), its independent auditors for the fiscal year ended June 30, 1997 and for the fiscal years ended June 30, 1996 and 1995, of this determination and that Atkinson would not be engaged for the fiscal year ending June 30, 1998 but that Atkinson remained engaged for the fiscal year ended June 30, 1997 and that the registrant expected that Atkinson would issue a report for the fiscal year ended June 30, 1997. The determination to replace Atkinson was recommended by the audit committee and approved by the full board of directors of the registrant.

      The report of Atkinson for the fiscal years ended June 30, 1995 and 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended June 30, 1995 and 1996 and during the period from June 30, 1996 to March 12, 1997, there were no disagreements between the registrant and Atkinson concerning accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


                                   PART III

Item 9.  Directors  and  Executive  Officers,  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

      The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

      The  information   contained  under  the  section   captioned   "Executive
Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The information contained under the section captioned "Voting Securities and Principal Holders Thereof" and "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The   information   contained   under  the  section   captioned   "Certain
Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.


Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

(a) The Consolidated Financial Statements and Independent Auditors' Report included in the Annual Report, listed below, are incorporated herein by reference.
       1.   Independent Auditors' Report

       2.   GFSB Bancorp, Inc.

             (a)  Consolidated Statement of Financial Condition at June 30, 1997

             (b) Consolidated Statements of Earnings for each of the years in the two-year period ended June 30, 1997

             (c) Consolidated Statements of Stockholders' Equity for each of the years in the two-year period ended June 30, 1997

             (d) Consolidated Statements of Cash Flows for each of the years in the two-year period ended June 30, 1997

             (e)  Notes to Consolidated Financial Statements

             The following exhibits are included in this Report or incorporated herein by reference:

       3.    (a)  List of Exhibits

                  3.1    Articles of Incorporation of GFSB Bancorp, Inc. 1

                  3.2    Bylaws of GFSB Bancorp, Inc.1

                  10.1   1995 Stock Option Plan

--------
1 Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1 of the Registrant (File No. 33-90400) initially filed with the Commission on March 17, 1995.

                  10.2   Management Stock Bonus Plan

                  13     1997 Annual Report to Stockholders

                  21     Subsidiaries of the Issuer

                  23     Consent of Atkinson & Co., Ltd.

                  27     Financial Data Schedule (in electronic filing only)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GFSB BANCORP, INC.


Date:  September 29, 1997                       By:   /s/ Jerry R. Spurlin
                                                --------------------
                                                Jerry R. Spurlin
                                                President
                                                (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ Dr. Wallace R. Phillips                 By:   /s/ Jerry R. Spurlin
    -------------------------------                   --------------------------
    Dr. Wallace R. Phillips                           Jerry R. Spurlin
    Director                                          President
                                                      (Principal Executive,
                                                        Financial and Accounting
                                                        Officer)

Date:  September 29, 1997                       Date:   September 29, 1997



By: /s/ Richard C. Kauzlaric                    By:   /s/ James Nechero, Jr.
    -------------------------------                   --------------------------
    Richard C. Kauzlaric                              James Nechero, Jr.
    Chairman of the Board                             Director and Assistant
                                                       Secretary

Date:  September 29, 1997                       Date:   September 29, 1997



By:                                             By:
    -------------------------------                   --------------------------
    Vernon I. Hamilton                                Michael T. Mataya
    Director                                          Director

Date:  September    , 1997                      Date:   September    , 1997
                 ---                                              ---


By: /s/ Charles L. Parker, Jr.                  By:
    -------------------------------                   --------------------------
    Charles L. Parker, Jr.                            George S. Perce
    Director and Treasurer                            Director and Secretary

Date:  September 29, 1997                       Date:   September    , 1997
                                                                  ---