Form 10QSB
period 1997-09-30
GFSB BANCORP INC
filed 1997-11-14
CIK 942129

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

                For the quarterly period ended September 30, 1997
                                               ------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                 For the transition period from        to
                                                ------    -------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                       04-2095007
------------------------------------------------               ----------
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
Organization)                                               Identification No.)


221 West Aztec Avenue, Gallup, New Mexico                          87301
-----------------------------------------                       ----------
(Address of Principal Executive Offices)                        (Zip Code)


Issuer's Telephone Number, Including Area Code:               (505) 722-4361
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

As of October 31, 1997, there were issued and outstanding 800,708 shares of the registrant's Common Stock.
================================================================================

                               GFSB Bancorp, Inc.


                                     Index

                                                                 Page No.
                                                                 --------

                         PART I. FINANCIAL INFORMATION

Item 1Consolidated Financial Statements:

      Consolidated Statements of Financial Condition
        September 31, 1997 and June 30, 1997                           3

      Consolidated Statements of Earnings
        Three months ended September 30, 1997 and 1996                 4

      Consolidated Statements of Cash Flows
        Three months ended September 30, 1997 and 1996                 6

      Notes to Consolidated Financial Statements                       8

Item 2Management's Discussion and Analysis or Plan of Operation       10

                           PART II. OTHER INFORMATION

Item 6Exhibits and Reports on Form 8-K                                16

      Signatures                                                      17

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      September 30,    June 30,
                                                           1997          1997
                                                      ------------  ------------
                                                       (Unaudited)
                                     ASSETS

Cash and due from banks                               $  1,656,286  $  1,772,937
Interest-bearing deposits with banks                     1,579,226     1,121,191
Federal funds sold                                              --       100,000
Available-for-sale investment securities                 5,013,634     4,342,042
Available-for-sale mortgage-backed securities           39,802,986    32,069,501
Stock of Federal Home Loan Bank, at cost, restricted     1,739,400     1,060,300
Loans receivable, net, substantially pledged            58,700,292    52,021,929
Accrued interest and dividend receivable                   642,894       551,783
Premises and equipment                                     751,606       677,250
Other real estate and repossessed property                      --            --
Prepaid and other assets                                    56,773        55,290
Deferred tax asset                                          20,671        20,671
                                                      ------------   -----------
    TOTAL ASSETS                                      $109,963,768   $93,792,894
                                                      ============   ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction accounts                                  $  4,687,603   $ 4,488,475
Savings and now deposits                                10,987,939    10,606,993
Time deposits                                           44,673,139    42,777,018
Accrued interest payable                                   228,486       153,049
Advances from borrowers for taxes and insurance            300,443       175,748
Accounts payable and accrued liabilities                   168,060       181,970
Deferred income taxes                                      300,268       287,000
Dividends declared and payable                              75,219        75,415
Advances from Federal Home Loan Bank                    34,351,550    20,930,000
Income taxes payable                                        96,454       174,090
                                                      ------------   -----------

    TOTAL LIABILITIES                                   95,869,161    79,849,758


COMMITMENTS AND CONTINGENCIES                                   --            --


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 2,000,000
  shares authorized;  800,700 issued and
  outstanding at June 30, 1997 and 800,700 shares
   issued and outstanding at September 30, 1997             76,683        76,684
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                   --            --
Additional paid-in-capital                               6,271,540     6,260,680
Unearned ESOP stock                                       (454,083)     (464,881)
Retained earnings, substantially
  restricted                                             7,617,595     7,513,536
Unrealized gain on available for sale
  securities, net of taxes                                 582,873       557,117
                                                      ------------   -----------

    TOTAL STOCKHOLDERS' EQUITY                          14,094,608    13,943,136
                                                      ------------   -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $109,963,768   $93,792,894
                                                      ============   ===========

See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                         Three months ended
                                                            September 30
                                                         1997           1996
                                                       ---------     ---------

                                                      (Unaudited)   (Unaudited)
Interest income
        Loans receivable
                 Mortgage loans                       $1,107,862    $  810,743
                 Commercial loans                         56,777        47,116
                 Share and consumer loans                 65,294        37,926
        Available-for-sale investment securities and
                 mortgage-backed securities              643,030       517,348
        Other interest-earning assets                     39,784        47,216
                                                       ---------     ---------

                 TOTAL INTEREST EARNINGS               1,912,747     1,460,349

Interest expense
        Deposits                                         756,924       580,320
        Advances from Federal Home Loan Bank             412,025       205,514
                                                       ---------     ---------

                 TOTAL INTEREST EXPENSE                1,168,949       785,834
                                                       ---------     ---------

                 NET INTEREST EARNINGS                   743,798       674,515

Provision for loan losses                                 37,459         5,288
                                                       ---------     ---------

                 NET INTEREST EARNINGS AFTER
                   PROVISION FOR LOAN LOSSES             706,339       669,227

Non-interest earnings
        Income from real estate operations                    --            --
        Miscellaneous income                               5,478           695
        Net gains from sales of loans                      3,257         4,942
        Service charge income                             10,442         8,580
                                                       ---------     ---------

                 TOTAL NON-INTEREST EARNINGS              19,177        14,217

Non-interest expense
        Compensation and benefits                        231,363       187,324
        Insurance                                         13,159       279,465
        Other                                             67,894        61,027
        Occupancy                                         40,001        32,109
        Data processing                                   31,018        23,498
        Professional fees                                 38,963        28,842
        Advertising                                       17,726        10,620
        Stock services                                     2,749         2,166
                                                       ---------     ---------

                 TOTAL NON-INTEREST EXPENSE              442,873       625,051


                               GFSB Bancorp, Inc.

                                                     Three months ended
                                                        September 30
                                                     1997           1996
                                                  ---------     ---------

                                                 (Unaudited)   (Unaudited)

                 EARNINGS BEFORE INCOME TAXES       282,643        58,393

Income tax expense
        Currently payable                           103,364        23,753
        Deferred provision                               --            --
                                                 ----------    ----------
                                                    103,364        23,753
                                                 ----------    ----------
                 NET EARNINGS                    $  179,279    $   34,640
                                                 ==========    ==========

Earnings per common share
        Primary and fully diluted                $     0.23    $     0.04
                                                 ==========    ==========


Weighted average number of common
    shares outstanding
        Primary and fully diluted                   770,463       897,729
                                                 ==========    ==========




                               GFSB Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                      Three months ended
                                                                         September 30,
                                                          ------------------------------------------
                                                               1997                        1996
                                                          --------------              --------------
                                                            (Unaudited)                 (Unaudited
Cash flows from operating activities
         Net earnings                                     $   179,279                 $    34,640
         Adjustments to reconcile net earnings to
           net cash provided by operations
                  Deferred loan origination fees              (37,180)                    (34,951)
                  Gain on sale of sold loans                   (3,257)                     (4,942)
                  Provision for loan losses                    37,459                       5,288
                  Depreciation of premises and equipment       19,025                      16,330
                  Amortization of investment and mortgage-
                    backed securities premiums (discounts)     69,562                      36,525
                  Stock dividends on FHLB stock               (21,500)                    (10,800)
                  Release of ESOP stock                        26,508                      13,533
                  Stock compensation                           12,406                      14,140
                  Provision (benefit) for deferred
                    income taxes                                   --                          --

         Net changes in operating assets and liabilities
                  Accrued interest and dividends receivable   (91,111)                    (33,429)
                  Prepaid taxes                                    --                          --
                  Prepaid and other assets                     (1,483)                     (2,713)
                  Accrued interest payable                     75,437                      35,712
                  Accounts payable and accrued liabilities    (13,910)                    180,743
                  Income taxes payable                        (77,636)                    (96,247)
                  Dividends declared and payable                 (196)                   (312,444)
                                                          -----------                  ----------

                           Net cash provided by
                           operating activities               173,403                    (158,615)

Cash flows from investing activities
         Purchase of premises and equipment                   (93,380)                    (18,820)
         Loan originations and principal
           repayment on loans, net                         (6,693,371)                 (2,385,694)
         Principal payments on mortgage-backed
           securities                                       1,977,923                   1,148,390
         Purchases of mortgage-backed securities           (9,739,727)                 (5,174,111)
         Purchases of available-for-sale securities           (33,085)                    (30,666)
         Maturities and proceeds from sale of
           available-for-sale securities                           --                     500,000
         Purchases of municipal securities                   (640,000)                         --
         Purchase of FHLB stock                              (657,600)                   (246,700)
                                                          -----------                  ----------

                           Net cash used by
                           investing activities           (15,879,240)                 (6,207,601)


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                             Three months ended
                                                                                 September 30,
                                                                      1997                        1996
                                                                  -----------                 -----------
                                                                  (Unaudited)                 (Unaudited
Cash flows from financing activities
         Net increase in transaction accounts, passbook
           savings, money market accounts, and
           certificates of deposit                                $ 2,476,195                 $ 2,010,490
         Net increase (decrease) in mortgage escrow funds             124,695                     106,889
         Proceeds from FHLB advances                               73,282,950                  17,834,910
         Repayments on FHLB advances                              (59,861,400)                (12,742,910)
         Purchase of GFSB Bancorp stock under the
           stock repurchase plan in cash                                   --                    (667,798)
         Dividends paid or to be paid in cash                         (75,219)                    (84,718)
                                                                  -----------                   ---------

                           Net cash provided by
                           financing activities                    15,947,221                   6,456,863
                                                                  -----------                   ---------

         Increase (decrease) in cash and cash equivalents             241,384                      90,647

         Cash and cash equivalents at beginning of period           2,994,128                   3,167,194
                                                                  -----------                   ---------

         Cash and cash equivalents at end of period               $ 3,235,512                   3,257,841
                                                                  ===========                   =========


Supplemental disclosures
         Cash paid during the period for
                  Interest on deposits and advances               $ 1,093,512                 $   750,124
                  Income taxes                                        181,000                     120,000

         Change in unrealized gain (loss), net of deferred
           taxes on available-for-sale securities                      25,756                      86,170

         Dividends declared not yet paid                               75,219                      90,131


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

The organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company's financial statements filed as part of the Company's June 30, 1997, Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2.       Dividends
         ---------

During the quarter ended June 30, 1997, the Board of Directors declared a cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of June 30, 1997. The dividends were paid in July 1997.

During the quarter ended September 30, 1997, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of September 30, 1997. The dividends were paid in October 1997.

As required by SOP 93-6, the dividends on unallocated ESOP shares have been recorded as an additional $5,000 compensation cost rather than a reduction of retained earnings.

3.       Employee Stock Ownership Plan
         -----------------------------

On December 31, 1996, the Company released 5568.06 shares of its common stock owned by the Company's ESOP. On September 30, 1997, the Company was committed to release 3100.97 shares of this common stock. The commitment resulted in $57,000 of additional compensation cost for the nine months ended September 30, 1997, with $22,000 of that amount booked as additional compensation cost for the three months ended September 30, 1997.

4.       Management Stock Bonus Plan
         ---------------------------

On January 5, 1996, the Company made awards under the Plan in the amount of 20,382 shares. The shares were awarded at a price of $13 7/8 per share. The retirement during the quarter ended September 30, 1997 of an officer to whom an award had been made under the Plan, resulted in a reduction of 2,000 shares in the total number of shares awarded. At September 30, 1997, 19,568 shares remained to be awarded under the Plan. Awards under the Plan are earned at the rate of one-fifth of the award per year as of the one-year anniversary of the effective date of the Plan. As a result of this vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $12,000 has been recorded at September 30, 1997, under the provisions of the Plan. On January 5, 1997, 4075 shares under the Plan were earned, and the corresponding liability was paid.

5.       BIF/SAIF Insurance Premium
         --------------------------

The one-time BIF/SAIF Insurance Premium assessed by Congress in September 1996, resulted in a $250,000 charge to the Bank. This assessment was charged to earnings in September 1996, and was paid in November 1996.

6.       Earnings Per Share
         ------------------

Earnings per share for the three month period ended September 30, 1997 and 1996 were computed by dividing net income for the period by the weighted average common sharesor common share equivalents outstanding during the period.

The Financial Accounting Standards Board (FASB) has issued Statement No. 128. Earnings Per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997. Early application is not permitted.

Because the Company has potential common stock outstanding (stock options to employees and directors), the Company will be required to present basic and diluted earnings per share. If the Company had applied Statement No. 128 in the accompanying financial statements, the following per share amounts would have been reported.

                                                              Diluted
                                       Basic Earnings       Earnings Per
                                         Per Share             Share
                                    ----------------------------------------

        For the three months ended:

                 September 30, 1997        $0.24               $0.23
                 September 30, 1996        $0.04               $0.04


The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 15,703 for the three month period ended September 30, 1997, and by 1,860 for the three month period ended September 30, 1996, for the assumed exercise of the stock options in computing the diluted per share data.

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Beginning January 1, 1997, deposit insurance assessments for SAIF members are to be .064% of deposits on an annual basis. This rate is expected to be effective through the end of 1999. During this same period, BIF members (predominantly composed of commercial banks) are to be assessed .013% of most deposits. Thereafter, assessments for BIF and SAIF members should be the same and BIF and SAIF may be merged. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70% from the rate in effect prior to September 30, 1996.

Management Strategy

Management's  strategy  has been to monitor  interest  rate  risk,  by asset and liability management, and maintain asset quality while enhancing earnings and profitability. The Bank's strategy has been primarily to make loans, secondarily, to invest in mortgage-backed securities and investment securities, and thirdly, to purchase participations in adjustable rate, one-to-four family mortgage loans primarily secured by one-to-four family residences. The Bank's purchase of mortgage-backed securities and investment securities is designed primarily for safety of principal and secondarily for rate of return. The Bank's lending strategy has historically focused on the origination of traditional one-to-four-family mortgage loans primarily secured by one-to-four- family residences in the Bank's primary market area. These loans typically have fixed rates. The Bank also invests a portion of its assets in construction, consumer, commercial business, multi-family and commercial real estate loans as a method of enhancing earnings and profitability while also reducing interest rate risk. Since 1994, the Bank has actively originated commercial business loans and increased its origination of commercial real estate loans and construction loans. These loans typically have adjustable interest rates and are for shorter terms than residential first mortgage loans. The Bank has limited experience with these types of loans, and this type of lending generally has more risk than residential lending. The Bank's purchase of participations in adjustable rate, one-to-four family mortgage loans is designed to increase earnings and reduce interest rate risk. These loans have more risk than loans originated by the Bank, therefore, they have adjustable rates that are higher than standard. The Bank has recently begun purchasing automobile loans from dealers. These loans have risk and terms comparable to automobile loans originated in the Bank. Investment securities in the Bank's portfolio typically have shorter terms to maturity than residential first mortgage loans. As part of its asset/liability management strategy, the Bank sells its fixed rate mortgage loans with terms over 15 years into the secondary market. The Bank has sought to remain competitive in its market by offering a variety of products. Automatic Teller Machine access and commercial and consumer credit life insurance are additional products now offered by the the Bank. The Bank attempts to manage the interest rates it pays on deposits while maintaining a stable deposit base and providing quality services to its customers.

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

Asset and Liability Management

In an effort to reduce interest rate risk and protect it from the negative effect of rapid increases and decreases in interest rates, the Bank has instituted certain asset and liability management measures. (See "Management Strategy" discussed above).

The Bank, like many other thrift institutions, is exposed to interest rate risk as a result of the difference in the maturity of interest-bearing liabilities and interest-earning assets and the volatility of interest rates. Most deposit accounts react more quickly to market interest rate movements than do the existing mortgage loans because of their shorter terms to maturity; sharp decreases in interest rates would typically positively affect the Bank's earnings. Conversely, this same mismatch will generally adversely affect the Bank's earnings during periods of increasing interest rates. Generally, market interest rates declined between 1991 and 1993. By the latter part of 1993, interest rates on U.S. treasury bonds and home mortgage loans had declined to lower levels than had been experienced in the prior ten years. Following a substantial increase in 1994 and a slight drop in 1995, general market interest rates, including rates charged in mortgage loans and rates paid on deposits, have remained relatively stable.

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

FINANCIAL CONDITION

The Bank's total assets increased $16.1 million or 17.1% from $93.8 million at June 30, 1997 to $109.9 million at September 30, 1997. This increase is primarily the result of a $7.7 million increase in mortgage-backed securities, and a $6.6 million increase in the Bank's net loan portfolio. The majority of the increases are directly attributable to efforts of Management to take advantage of the increased capital infusion made as a result of the conversion from a mutual to stock form of ownership through increased investment and lending activity and from FHLB borrowings. During the same period, deposits increased $2.4 million or 4.1% from $57.9 million at June 30, 1997, to $60.3 million at September 30, 1997. This increase is primarily due to an increase in the Bank's volume of NOW accounts, business checking accounts, local (non-brokered) Jumbo Certificates of Deposit and Public (state and city) Certificates of Deposits. Advances from the FHLB increased $13.4 million from $20.9 million at June 30, 1997 to $34.3 million at September 30, 1997. These additional borrowings funded purchases of loans, securities and mortgage loan participations. The Bank had $583,000 and $557,000 in unrealized gains (net of deferred taxes) at September 30, 1997 and June 30, 1997, respectively from market gains on the Bank's investment and mortgage-backed portfolios. Unrealized gains and losses do not impact the Bank's earnings until they are realized.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

General

Net earnings increased $144,000 or 417.5% for the quarter ended September 30, 1997 from the quarter ended September 30, 1996. This increase is primarily the result of an increase in net interest earnings of $69,000, an increase in non-interest earnings of $5,000, and a decrease in non-interest expense of $182,000, offset by an increase in the provision for loan losses of $32,000 and an increase in income taxes of $80,000.

Interest Earnings

Total interest income increased $452,000 or 30.9% from $1.5 million for the quarter ended September 30, 1996 to $1.9 million for the quarter ended September 30, 1997. This increase was primarily due to a $7.7 million increase in the Bank's mortgage-backed securities portfolio, a $672,000 increase in investment securities, and a $6.6 million increase in the Bank's net loan portfolio.

Interest Expense

Total interest expense increased $383,000 or 48.8% from $786,000 for the quarter ended September 30, 1996 to $1,169,000 for the quarter ended September 30, 1997. This increase was due to a substantial increase in FHLB borrowings and an increase in the deposit base, including the increase in volume of NOW accounts, business checking accounts, local (non-brokered) Jumbo Certificates of Deposit and Public (state and city) Certificates of Deposits.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $374,000 and $312,000 at September 30, 1997 and 1996, respectively. The provision for loans was $37,000 and $5,000 for the quarters ended September 30, 1997 and 1996, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Expense

Total non-interest expense decreased $182,000 or 29.1% from $625,000 for the quarter ended September 30, 1996 to $443,000 for the quarter ended September 30, 1997. This decrease was primarily due to a decrease in insurance expense of $266,000, offset by an increase in compensation and benefits costs of $44,000, an increase in other costs of $7,000, an increase in occupancy costs of $8,000 , an increase in data processing of $7,000, an increase in professional fees of $10,000 and an increase in advertising of $7,000. The decrease in insurance expense was primarily due to the one-time $250,000 assessment paid during the quarter ended September 30, 1996 for resolution of the BIF/SAIF insurance premium disparity and reduced SAIF insurance premiums during the quarter ended September 30, 1997 (See "General" under Item 2 discussed above). The increase in compensation and benefits is due to an increase in staff, some salary increases and current year accruals for stock-based compensation plans. The increase in other expenses is primarily due to increased supplies, charitable contributions and automatic teller machine expenses. The increase in occupancy costs is due to an increase in building repairs and small building improvements. The increase in data processing is due to increased transaction volume from growth in deposits. The increase in professional services is the result of using more services of the Bank's auditing firm. The increase in advertising is a result of efforts of the Bank to achieve growth in deposits through attracting new customers.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets must consist of not less than 1%. At September 30, 1997, the Bank's liquidity, as measured for regulatory purposes, was 5.03%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At September 30, 1997, cash and cash equivalents totaled $3.2 million. The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At September 30, 1997, the Bank had $34.4 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional mortgage-backed securities and mortgage loan participations as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended September 30, 1997, the Bank originated $9.8 million in total loans, of which $7.9 million were mortgage loans. The Bank also purchased $1.3 million in mortgage loan participations. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, federal funds and FHLB-Dallas overnight funds. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities, consisting principally of net earnings, provision for loan losses, amortization of investment and mortgage backed securities premiums and discounts, stock based compensation costs and income taxes less disbursements of interest and dividends, and loan origination fees were $173,000 and ($159,000)for the three month periods ended September 30, 1997 and 1996 respectively. Net cash used for investing activities consisted primarily of loan originations and purchases of mortgage-backed securities, municipal securities and FHLB Stock, offset by principal collections on loans, and principal collections and proceeds from the maturities of mortgage-backed securities and investment securities. Such uses were $15.9 million and $6.2 million for the three month periods ended September 30, 1997 and 1996, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts, and new FHLB borrowings, were $15.9 million and $6.5 million for the three month periods ended September 30, 1997 and 1996, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1997, the Bank had commitments to fund loans of $1.3 million. Certificates of deposit scheduled to mature in one year or less totaled $30.9 million. Based on historical withdrawals and outflows, on internal monthly deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At September 30, 1997, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

Stock Repurchase Program

In August, 1996, the Company repurchased 47,437 shares, or 5%, of the Company's common stock. The Company retired these shares as authorized but unissued at the advice of special counsel.

On October 11, 1996, the Company issued a press release announcing its intention to repurchase up to 15% (142,312 shares) of the Company's common stock. On November 8, 1996, the Company received regulatory approval to repurchase these shares of common stock before June 28, 1997. As of September 30, 1996, 62,105 of these shares had been repurchased. The Company retired these shares also, as authorized but unissued. By June 28, 1997 an additional 38,500 shares had been repurchased.

On September 23, 1997, the Company issued a press release announcing its intention to repurchase up to 5% (40,035 shares) of the Company's common stock. On October 2, 1997, the Company received regulatory approval to repurchase these shares of common stock before June 28, 1998. As of September 30, 1997, none of these shares have been repurchased. If any shares are repurchased, the Company has decided to retire these shares also, as authorized but unissued. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

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

Recapture of Post 1987 Bad Debt Reserves

Thrift institutions are no longer allowed a choice between the percentage of taxable income method and the experience method in determining additions to their bad debt reserves. Smaller thrifts with $500 million of assets or less are only allowed to use the experience method. Larger thrifts must use the specific charge off method regarding its bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 will generally not be taxed. Institutions can delay these taxes for two years if they meet a residential - lending test. At June 30, 1997, the Bank had $55,936 of post 1987 bad-debt reserves of which 1/6th or $9,323 was recaptured into taxable income for the year ended June 30, 1997. Future recapture of the Bank's bad-debt reserves may have an adverse effect on net earnings. Management does not believe such future recapture of the Bank's bad-debt reserves will have a material impact on the Bank's financial condition.

Impact of Certain Accounting Standards

Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This Statement is currently effective for the Company. This statement established standards for the impairment of long-lived assets and requires that long-lived assets held by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Statement also requires that long-lived assets to be disposed of be reported at the lower of carrying value or fair value less cost to sell. Adoption of this Statement has not had and is not anticipated to have a material impact on the Company's financial condition.

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

Accounting for Stock-Based Compensation

In October, 1995, the FASB issued SFAS No. 123 "Statement of Accounting for Stock-Based Compensation" which defines a "fair value based method" of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The FASB encouraged all entities to adopt the fair value based method, however, it allows entities to continue the use of the "intrinsic value based method" prescribed by Accounting Principles Board ("APB") Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, most stock option plans have no intrinsic value at the grant date and, as such, no compensation cost is recognized under APB Opinion No. 25. Entities electing to continue use of the accounting treatment of APB Opinion No. 25 must make certain pro forma disclosures as if the fair value based method had been applied. The Bank has continued to use the "intrinsic value based method" as prescribed by APB Opinion No. 25.

Transfer and Servicing of Financial Assets and Extinguishment of Liabilities

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement requires that transferred assets could be derecognized only when control is surrendered, rather than when risks and rewards related to the asset are passed to another party. A liability would be extinguished when the creditor no longer has ultimate responsibility for the liability. Adoption of this Statement has not had and is not anticipated to have a material impact on the Company's financial condition.

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

Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income on its components (revenues, expenses, gains and losses). Comprehensive income is defined as the change in equity of a business enterprise, during a period, from transactions and other events and circumstances from nonowner sources. The Statement requires that entities classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This Statement is effective for fiscal years beginning after December 31, 1997.

Disclosure About Segments of an Enterprise and Related Information

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way that public entities report information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial reports as well. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for fiscal years beginning after December 31, 1997.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K

A Form 8-K (Items 4 and 7) dated March 12, 1997, was filed during the quarter ended March 31, 1997 regarding the registrant's change in accountants, effective for the fiscal year ending June 30, 1998.

An amended Form 8-K (Items 4 and 7) dated March 12, 1997, was filed October 6, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GFSB BANCORP, INC.


Date: November 14, 1997                   /s/Jerry R. Spurlin
                                          --------------------------------------
                                          Jerry R. Spurlin
                                          President
                                          (Duly Authorized Representative and
                                          Principal Financial Officer)