Form 10QSB
period 1997-12-31
GFSB BANCORP INC
filed 1998-02-13
CIK 942129

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

                For the quarterly period ended December 31, 1997
                                               -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

               For the transition period from            to
                                              ----------     ---------


                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
               --------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                      04-2095007
------------------------------------------------           -------------------
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
Organization)                                              Identification No.)


221 West Aztec Avenue, Gallup, New Mexico                        87301
-----------------------------------------                  -------------------
(Address of Principal Executive Offices)                       (Zip Code)


Issuer's Telephone Number, Including Area Code:         (505) 722-4361
                                                        --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes       X           No
                             -----------            ------------


As of December 31, 1997, there were issued and outstanding 800,708 shares of the registrant's Common Stock.

================================================================================

                              GFSB Bancorp, Inc.


                                     Index

                                                                        Page No.
                                                                        --------

                         PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Statements of Financial Condition
              December 31, 1997 and June 30, 1997                          3

            Consolidated Statements of Earnings
              Three months and six months ended December 31, 1997
               and 1996                                                    4

            Consolidated Statements of Cash Flows
              Six months ended December 31, 1997 and 1996                  6

            Notes to Consolidated Financial Statements                     8

Item 2.     Management's Discussion and Analysis or Plan of Operation      10

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                               17

            Signatures                                                     18

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         December 31,       June 30,
                                                             1997             1997
                                                       --------------   --------------
                                                          (Unaudited)
                                     ASSETS

Cash and due from banks                                $    1,645,527   $    1,772,937
Interest-bearing deposits with banks                        1,286,839        1,121,191
Federal funds sold                                                             100,000
Available-for-sale investment securities                    6,969,910        4,342,042
Available-for-sale mortgage-backed securities              38,317,353       32,069,501
Stock of Federal Home Loan Bank, at cost, restricted        1,888,700        1,060,300
Loans receivable, net, substantially pledged               63,118,788       52,021,929
Accrued interest and dividends receivable                     672,162          551,783
Premises and equipment                                        774,400          677,250
Other real estate and repossessed property                          -                -
Prepaid and other assets                                       50,617           55,290
Deferred tax asset                                             20,671           20,671
                                                       --------------   --------------
    TOTAL ASSETS                                       $  114,744,967       93,792,894
                                                       ==============       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction accounts                                   $    5,763,434   $    4,488,475
Savings and now deposits                                   11,428,153       10,606,993
Time deposits                                              46,056,426       42,777,018
Accrued interest payable                                      213,010          153,049
Advances from borrowers for taxes and insurance               188,583          175,748
Accounts payable and accrued liabilities                      235,464          181,970
Deferred income taxes                                         334,612          287,000
Dividends declared and payable                                 75,220           75,415
Advances from Federal Home Loan Bank                       36,065,250       20,930,000
Income taxes payable                                           45,591          174,090
                                                       --------------   --------------
    TOTAL LIABILITIES                                     100,405,743       79,849,758


COMMITMENTS AND CONTINGENCIES                                       -                -


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 1,500,000,000
  shares authorized;  800,700 issued and
  outstanding at June 30, 1997 and 800,700 shares
   issued and outstanding at December 31, 1997                 76,683           76,684
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                       -                -
Additional paid-in-capital                                  6,282,372        6,260,680
Unearned ESOP stock                                          (443,747)        (464,881)
Retained earnings, substantially
  restricted                                                7,774,375        7,513,536
Unrealized gain on available for sale
  securities, net of taxes                                    649,541          557,117
                                                       --------------   --------------
    TOTAL STOCKHOLDERS' EQUITY                             14,339,224       13,943,136
                                                       --------------   --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  114,744,967   $   93,792,894
                                                       ==============   ==============



See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Three months ended              Six months ended
                                                          December 31,                    December 31,
                                                 -----------------------------  ------------------------------
                                                      1997            1996             1997            1996
                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                 ------------    ------------   -------------    ------------
Interest income
        Loans receivable
                 Mortgage loans                  $  1,230,456    $    863,653   $   2,338,318    $  1,674,396
                 Commercial loans                      60,062          46,845         116,839          93,961
                 Share and consumer loans              75,129          41,279         140,423          79,206
        Available-for-sale investment securities
                 and mortgage-backed securities       672,493         509,967       1,315,522       1,027,314
        Other interest-earning assets                  50,672          14,929          90,455          62,145
                                                 ------------    ------------   -------------    ------------

                 TOTAL INTEREST EARNINGS            2,088,812       1,476,673       4,001,559       2,937,022

Interest expense
        Deposits                                      784,041         633,738       1,540,965       1,214,057
        Advances from Federal Home Loan Bank          520,900         186,148         932,925         391,663
                                                 ------------    ------------   -------------    ------------

                 TOTAL INTEREST EXPENSE             1,304,941         819,886       2,473,890       1,605,720
                                                 ------------    ------------   -------------    ------------

                 NET INTEREST EARNINGS                783,871         656,787       1,527,669       1,331,302

Provision for loan losses                                   0               0          37,459           5,288
                                                 ------------    ------------   -------------    ------------

                 NET INTEREST EARNINGS AFTER
                   PROVISION FOR LOAN LOSSES          783,871         656,787       1,490,210       1,326,014

Non-interest earnings
        Income from real estate operations                  -               -               -               0
        Miscellaneous income                            1,305           1,026           6,782           1,721
        Net gains from sales of loans                     955               0           4,212           4,942
        Service charge income                          19,805           8,155          30,247          16,735
                                                 ------------    ------------   -------------    ------------
                 TOTAL NON-INTEREST EARNINGS           22,065           9,181          41,241          23,398

Non-interest expense
        Compensation and benefits                     214,931         237,264         446,295         424,587
        Insurance                                      13,168          30,743          26,328         310,208
        Other                                          83,746          55,281         151,640         116,307
        Occupancy                                      39,513          35,363          79,513          67,472
        Data processing                                31,725          22,327          62,743          45,825
        Professional fees                              30,012          25,951          68,975          54,793
        Advertising                                     9,782          11,997          27,509          22,617
        Stock services                                  4,921           3,588           7,670           5,755
                                                 ------------    ------------   -------------    ------------
                 TOTAL NON-INTEREST EXPENSE           427,798         422,513         870,672       1,047,564


                               GFSB Bancorp, Inc.

                                                       Three months ended              Six months ended
                                                           December 31,                    December 31,
                                                       1997            1996            1997            1996
                                                 ----------------------------      ---------------------------
                                                   (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                 --------------   ------------    -------------    -----------

                 EARNINGS BEFORE INCOME TAXES         378,138         243,455         660,780         301,848

Income tax expense
        Currently payable                             146,137          97,396         249,501         121,146
        Deferred provision                                  -               -               -               -
                                                 ------------    ------------         -------         -------
                                                      146,137          97,393         249,501         121,146
                                                 ------------    ------------         -------         -------

                 NET EARNINGS                    $    232,001    $    146,062         411,279         180,702
                                                 ============    ============         =======         =======

Earnings per common share
        Primary                                  $       0.31            0.17            0.54            0.21
                                                 ============    ============         =======         =======

Weighted average number of common shares
   outstanding
        Primary                                       755,817         874,536         755,277         874,137
                                                 ============    ============         =======         =======

Earnings per common share
        Fully diluted                                    0.30            0.17            0.53            0.21
                                                 ============    ============         =======         =======

Weighted average number of common shares
   outstanding
        Fully diluted                                 772,743         876,840         770,402         876,879
                                                 ============    ============         =======         =======

                               GFSB Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                   Six months ended
                                                                      December 31,
                                                             -----------------------------
                                                                  1997           1996
                                                             -------------   -------------
                                                              (Unaudited)     (Unaudited)
Cash flows from operating activities
         Net earnings                                        $    411,279    $    180,702
         Adjustments to reconcile net earnings to
           net cash provided by operations
                  Deferred loan origination fees                  (79,085)        (69,391)
                  Gain on sale of sold loans                       (4,212)         (4,942)
                  Provision for loan losses                        37,459           5,288
                  Depreciation of premises and equipment           38,936          32,935
                  Amortization of investment and mortgage-
                    backed securities premiums (discounts)        131,256          80,008
                  Stock dividends on FHLB stock                   (49,400)        (10,800)
                  Release of ESOP stock                            52,527          28,280
                  Stock compensation                               24,470          86,180
                  Provision (benefit) for deferred
                     income taxes                                       -               -

         Net changes in operating assets and liabilities
                  Accrued interest and dividends receivable      (120,379)        (59,284)
                  Prepaid taxes                                         -         (22,854)
                  Prepaid and other assets                          4,672          35,180
                  Accrued interest payable                         59,960          (9,120)
                  Accounts payable and accrued liabilities         53,494          (6,679)
                  Income taxes payable                           (128,499)
                  Dividends declared and payable                     (196)       (319,241)
                                                             ------------    ------------
                           Net cash provided by
                           operating activities                   432,282         (53,738)

Cash flows from investing activities
         Purchase of premises and equipment                      (136,087)       (160,684)
         Loan originations and principal
           repayment on loans, net                            (11,111,598)     (3,873,572)
         Principal payments on mortgage-backed
           securities                                           4,385,694       2,510,672
         Purchases of mortgage-backed securities              (10,770,665)     (5,174,111)
         Purchases of available-for-sale securities            (1,815,562)        (61,902)
         Maturities and proceeds from sale of
           available-for-sale securities                                -         700,000
         Purchases of municipal securities                       (640,000)              -
         Purchase of FHLB stock                                  (779,000)       (246,700)
                                                             ------------    ------------
                           Net cash used by
                           investing activities               (20,867,218)     (6,306,297)


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents


                                                                  Six months ended
                                                                     December 31,
                                                             -----------------------------
                                                                 1997             1996
                                                             ------------     ------------
                                                              (Unaudited)      (Unaudited)
Cash flows from financing activities
         Net increase in transaction accounts, passbook
           savings, money market accounts, and
           certificates of deposit                           $   5,375,528    $   7,863,644
         Net increase (decrease) in mortgage escrow funds           12,835           20,091
         Proceeds from FHLB advances                           234,345,950       54,048,910
         Repayments on FHLB advances                          (219,210,700)     (52,384,910)
         Purchase of GFSB Bancorp stock under the
           stock repurchase plan in cash                                 -       (1,146,173)
         Dividends paid or to be paid in cash                     (150,439)        (142,338)
                                                             -------------    -------------
                           Net cash provided by
                           financing activities                 20,373,174        8,259,224
                                                             -------------    -------------
         Increase (decrease) in cash and cash equivalents          (61,762)       1,899,189

         Cash and cash equivalents at beginning of period        2,994,128        3,167,194
                                                             -------------    -------------
         Cash and cash equivalents at end of period          $   2,932,366        5,066,383
                                                             =============    =============


Supplemental disclosures
         Cash paid during the period for
                  Interest on deposits and ad                $   2,413,930    $   1,614,841
                  Income taxes                                     377,640          142,200

         Change in unrealized gain (loss), net of deferred
           taxes on available-for-sale securities                   92,424          203,084

         Dividends declared not yet paid                            75,219                0


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

2.    Dividends
      ---------

During the quarter ended September 30, 1997, the Board of Directors declared a cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of September 30, 1997. The dividends were paid in October 1997.

During the quarter ended December 31, 1997, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of December 31, 1997. The dividends were paid in January 1998.

As required by SOP 93-6, the dividends on unallocated ESOP shares have been recorded as an additional $5,000 compensation cost rather than a reduction of retained earnings.

3.    Employee Stock Ownership Plan
      -----------------------------

On December 31, 1996, the Company released 5568.06 shares of its common stock owned by the Company's ESOP. On December 31, 1997, the Company was committed to release 4134.62 shares of this common stock. The commitment resulted in $78,000 of additional compensation cost for the twelve months ended December 31, 1997, with $21,000 of that amount booked as additional compensation cost for the three months ended December 31, 1997.

4.    Management Stock Bonus Plan
      ---------------------------

On January 5, 1996, the Company made awards under the Plan in the amount of 20,382 shares. The shares were awarded at a price of $13 7/8 per share. The retirement during the quarter ended September 30, 1997 of an officer to whom an award had been made under the Plan, resulted in a reduction of 2,000 shares in the total number of shares awarded. At December 31, 1997, 19,568 shares remained to be awarded under the Plan. Awards under the Plan are earned at the rate of one-fifth of the award per year as of the one-year anniversary of the grant of the award. As a result of this vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $12,000 has been recorded at December 31, 1997, under the provisions of the Plan. On January 5, 1997, 4075 shares under the Plan were earned, and the corresponding liability was paid.

5.    BIF/SAIF Insurance Premium
      --------------------------

The one-time BIF/SAIF Insurance Premium assessed by Congress in September 1996, resulted in a $250,000 charge to the Bank. This assessment was charged to earnings in September 1996, and was paid in November 1996.

6.    Earnings Per Share
      ------------------

The Financial Accounting Standards Board (FASB) issued Statement No. 128, " Earnings Per Share", which supersedes APB Opinion No. 15. Statement No. 128 requiring the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per share amounts. All other entities are required to present basic and diluted per share amounts. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. All entities required to present per share amounts must initially apply Statement No. 128 for annual and interim periods ending after December 15, 1997.

Because the Company has potential common stock outstanding (stock options to employees and directors), the Company is required to present basic and diluted earnings per share. The Bank has applied Statement No. 128 in the accompanying financial statements.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 16,926 for the three month period ended December 31, 1997, and by 2,304 for the three month period ended December 31, 1996 in computing the diluted per share data. The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 15,125 for the six month period ended December 31, 1997, and by 2,742 for the six month period ended December 31, 1996, in computing the diluted per share data.

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

Beginning January 1, 1997, deposit insurance assessments for most SAIF members became .064% of deposits on an annual basis. This rate is expected to be effective through the end of 1999. During this same period, BIF members (predominantly composed of commercial banks) are to be assessed .013% of most deposits. Thereafter, assessments for BIF and SAIF members should be the same and BIF and SAIF may be merged. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70% from the rate in effect prior to September 30, 1996.

Management Strategy

Management's  strategy  has been to monitor  interest  rate  risk,  by asset and liability management, and maintain asset quality while enhancing earnings and profitability. The Bank's strategy has been primarily to make loans, secondarily, to invest in mortgage-backed securities and investment securities, and thirdly, to purchase participations in adjustable rate, one-to-four family mortgage loans primarily secured by one-to-four family residences. The Bank's purchase of mortgage-backed securities and investment securities is designed primarily for safety of principal and secondarily for rate of return. The Bank's lending strategy has historically focused on the origination of traditional one-to-four-family mortgage loans primarily secured by one-to-four- family residences in the Bank's primary market area. These loans typically have fixed rates. The Bank also invests a portion of its assets in construction, consumer, commercial business, multi-family and commercial real estate loans as a method of enhancing earnings and profitability while also reducing interest rate risk. Since 1994, the Bank has actively originated commercial business loans and increased its origination of commercial real estate loans and construction loans. These loans typically have adjustable interest rates and are for shorter terms than residential first mortgage loans. The Bank has limited experience with these types of loans, and this type of lending generally has more risk than residential lending. The Bank's purchase of participations in adjustable rate, one-to-four family mortgage loans is designed to increase earnings and reduce interest rate risk. These loans have more risk than loans originated by the Bank, therefore, they have adjustable rates that are higher than standard. The Bank has recently begun purchasing automobile loans from dealers. These loans have risk and terms comparable to automobile loans originated in the Bank. Investment securities in the Bank's portfolio typically have shorter terms to maturity than residential first mortgage loans. As part of its asset/liability management strategy, the Bank sells its fixed rate mortgage loans with terms over 15 years into the secondary market. The Bank has sought to remain competitive in its market by offering a variety of products. Automated Teller Machine access and commercial and consumer credit life insurance are additional products now offered by the Bank. The Bank attempts to manage the interest rates it pays on deposits while maintaining a stable deposit base and providing quality services to its customers.

During the past few years the competing financial institutions located in Gallup have all been acquired by statewide and regional bank holding companies. As a result, as of 1995, the Bank is the only local institution headquartered and managed in Gallup, New Mexico. The Bank believes that its "hometown" advantage provides an opportunity to expand its operations as the only local independent financial institution. The Bank also believes that it has a unique ability to grow as a result of the relatively large number of local retail and wholesale businesses specializing in Indian jewelry. In addition, the Bank is exploring methods of increasing its business with the large Native American population located in the nearby Navajo and Zuni Pueblo Indian reservations.

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

FINANCIAL CONDITION

The Bank's total assets increased $20.9 million or 22.2% from $93.8 million at June 30, 1997 to $114.7 million at December 31, 1997. This increase is primarily the result of a $6.2 million increase in mortgage-backed securities, a $11 million increase in the Bank's net loan portfolio, a $2.6 million increase in investment securities and a $828,000 increase in stock of the Federal Home Loan Bank. The majority of the increases are directly attributable to efforts of Management to take advantage of the increased capital infusion made as a result of the conversion from a mutual to stock form of ownership through increased investment and lending activity. During the same period, deposits increased $5 million or 8.6% from $57.9 million at June 30, 1997, to $63.2 million at December 31, 1997. This increase is primarily due to an increase in the Bank's volume of NOW accounts, business checking accounts, local (non-brokered) Jumbo Certificates of Deposit and Public (state and city) Certificates of Deposits. Advances from the FHLB increased $15.1 million from $20.9 million at June 30, 1997 to $36.0 million at December 31, 1997. These additional borrowings funded purchases of loans, securities and mortgage loan participations. The Bank had $650,000 and $557,000 in unrealized gains (net of deferred taxes) at December 31, 1997 and June 30, 1997, respectively from market gains on the Bank's investment and mortgage-backed portfolios. Unrealized gains and losses do not impact the Bank's earnings until they are realized.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED DECEMBER 31, 1997 COMPARED TO QUARTER ENDED DECEMBER 31, 1996

General

Net earnings increased $86,000 or 58.8% for the quarter ended December 31, 1997 from the quarter ended December 31, 1996. This increase is primarily the result of an increase in net interest earnings of $127,000, an increase in non-interest earnings of $13,000, offset by an increase in non-interest expense of $5,000 and an increase in income taxes of $48,000.

Interest Earnings

Total interest income increased $612,000 or 41.4% from $1.5 million for the quarter ended December 31, 1996 to $2.1 million for the quarter ended December 31, 1997. This increase was primarily due to substantial increases in the Bank's mortgage-backed securities portfolio, investment securities and net loan portfolio.

Interest Expense

Total interest expense increased $485,000 or 59.1% from $820,000 for the quarter ended December 31, 1996 to $1,305,000 for the quarter ended December 31, 1997. This increase was due to a substantial increase in FHLB borrowings and an increase in the deposit base, including the increase in volume of NOW accounts, business checking accounts, local (non-brokered) Jumbo Certificates of Deposit and Public (state and city) Certificates of Deposits.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $369,000 and $344,000 at December 31, 1997 and 1996, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total Non-Interest income increased by $13,000 or 142.9% from $8,000 for the quarter ended December 31, 1996 to $20,000 for the quarter ended December 31, 1997. This increase was primarily due to increased service and NSF charges on NOW and checking accounts and increased Automated Teller Machine use fees.

Non-Interest Expense

Total non-interest expense increased $5,000 or 1.2% from $423,000 for the quarter ended December 31, 1996 to $428,000 for the quarter ended December 31, 1997. This increase was primarily due to an increase of other costs of $28,000, an increase of occupancy expense of $4,000, an increase in data processing of $9,000 and an increase in professional fees of $4,000, offset by a decrease in compensation and benefits of $22,000 and a decrease in insurance expense of $17,000. The increase in other expenses is primarily due to increased supplies, automated teller machine expense, charitable contributions and postage expense. The increase in occupancy costs is mainly due to the depreciation of Furniture, Fixtures and Equipment. The increase in data processing is due to increased transaction volume from growth in deposits. The increase in professional services is the result of using more services of the Bank's auditing firm. The decrease in compensation and benefits is due to a reclassification of costs of stock-based compensation in December 1997. The decrease in insurance expense is primarily due to a reduction in the SAIF insurance assessment (See "General" under Item 2 discussed above).

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR SIX MONTH PERIOD ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1996

General

Net earnings increased $231,000 or 127.6% for the six month period ended December 31, 1997 from the six month period ended December 31, 1996. This increase is primarily the result of an increase in net interest earnings of $164,000, an increase in non-interest earnings of $18,000 and a decrease in non-interest expense of $177,000 offset by an increase in income taxes of $128,000.

Interest Earnings

Total interest income increased $1.1 million or 36.2% from $2.9 million for the six month period ended December 31, 1996 to $4 million for the quarter ended December 31, 1997. This increase was primarily due to substantial increases in the Bank's mortgage-backed securities portfolio, investment securities and net loan portfolio.

Interest Expense

Total interest expense increased $868,000 or 54.1% from $1,606,000 for the six month period ended December 31, 1996 to $2,474,000 for the six month period ended December 31, 1997. This increase was due to a substantial increase in FHLB borrowings and an increase in the deposit base, including the increase in volume of NOW accounts, business checking accounts, local (non-brokered) Jumbo Certificates of Deposit and Public (state and city) Certificates of Deposits.

Provision for Losses on Loans

The Bank Maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $369,000 and $344,000 at December 31, 1997 and 1996, respectively. The provision for loans was $37,000 and $5,000 for the six month period ended December 31, 1997 and 1996. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-interest income increased $18,000 or 76.3% from $23,000 for the six month period ended December 31, 1996 to $41,000 for the six month period ended December 31, 1997. This increase was primarily due to increased service and NSF charges on NOW and checking accounts and increased ATM use fees.

Non-Interest Expense

Total non-interest expense decreased $177,000 or 20.3% from $1,047,000 for the six month period ended December 31, 1996 to $870,000 for the six month period ended December 31, 1997. This decrease was primarily due to a decrease in insurance expense of $283,000, offset by an increase in compensation and benefits costs of $22,000, an increase in other costs of $35,000, an increase in occupancy costs of $12,000, an increase in data processing of $17,000, an increase in professional fees of $14,000 and an increase in advertising of $5,000. The decrease in insurance expense was primarily due to the one-time $250,000 assessment paid during the quarter ended September 30, 1996 for resolution of the BIF/SAIF insurance premium disparity and reduced SAIF insurance premiums during the quarter ended December 31, 1997 (See "General" under Item 2 discussed above). The increase in compensation and benefits costs is due to an increase in staff, some salary increases and current year accruals for stock-based compensation plans. The increase in other expenses is primarily due to increased supplies, automated teller machine expense, charitable contributions and postage expense. The increase in occupancy costs is mainly due to the depreciation of Furniture, Fixtures and Equipment, building repairs and small building improvements. The increase in data processing is due to increased transaction volume from growth in deposits. The increased in professional services is the result of using more services of the Bank's auditing firm. The increase in advertising is a result of efforts of the Bank to achieve growth in deposits through attracting new customers.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments. Prior OTS regulations required that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets consist of not less than 1%, with the qualifying investments limited to those having maturities of five years of less. Revised OTS regulations effective November 13, 1997 lowered the required level of liquid assets to 4%, removed the short-term liquid asset requirement and deleted the five year or less maturity requirement. At December 31, 1997, the Bank's liquidity, as measured for regulatory purposes, was 6.38%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At December 31, 1997, cash and cash equivalents totaled $2.9 million. The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At December 31, 1997, the Bank had $36.1 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional mortgage-backed securities and mortgage loan participations as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended December 31, 1997, the Bank originated $12 million in total loans, of which $10.2 million were mortgage loans. The Bank also purchased $1.1 million in mortgage loan participations. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, federal funds and FHLB-Dallas overnight funds. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities, consisting principally of net earnings, provision for loan losses, amortization of investment and mortgage backed securities premiums and discounts, stock based compensation costs and income taxes less disbursements of interest and dividends, and loan origination fees were $432,000 and ($53,000)for the six month period ended December 31, 1997 and 1996 respectively. Net cash used for investing activities consisted primarily of loan originations and purchases of mortgage-backed securities, municipal securities and FHLB Stock, offset by principal collections on loans, and principal collections and proceeds from the maturities of mortgage-backed securities and investment securities. Such uses were $20.9 million and $6.3 million for the six month periods ended December 31, 1997 and 1996, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and new FHLB borrowings, were $20.4 million and $8.3 million for the six month periods ended December 31, 1997 and 1996, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 1997, the Bank had commitments to fund loans of $1.7 million. Certificates of deposit scheduled to mature in one year or less totaled $30.5 million. Based on historical withdrawals and outflows, on internal daily deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At December 31, 1997, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

Stock Repurchase Program

On September 23, 1997, the Company issued a press release announcing its intention to repurchase up to 5% (40,035 shares) of the Company's common stock. On October 2, 1997, the Company received regulatory approval to repurchase these shares of common stock before June 28, 1998. As of December 31, 1997, none of these shares have been repurchased. If any shares are repurchased, the Company has decided to retire these shares as authorized but unissued. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

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

Recapture of Post 1987 Bad Debt Reserves

Thrift institutions are no longer allowed a choice between the percentage of taxable income method and the experience method in determining additions to their bad debt reserves. Smaller thrifts with $500 million of assets or less are only allowed to use the experience method. Larger thrifts must use the specific charge off method regarding its bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 will generally not be taxed. Institutions can delay these taxes for two years if they meet a residential - lending test. At June 30, 1997, the Bank had $55,936 of post 1987 bad-debt reserves of which 1/6th or $9,323 was recaptured into taxable income for the year ended June 30, 1997. Future recapture of the Bank's bad-debt reserves may have an adverse effect on net earnings. Management does not believe such future recapture of the Bank's bad debt reserves will have a material impact on the Bank's financial condition.

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

                                          GFSB BANCORP, INC.


Date: February 13, 1998                   /s/ Jerry R. Spurlin
                                          ------------------------------------
                                          Jerry R. Spurlin
                                          President
                                          (Duly Authorized Representative and
                                          Principal Financial Officer)