Form 10QSB
period 1998-03-31
GFSB BANCORP INC
filed 1998-05-14
CIK 942129

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

                  For the quarterly period ended March 31, 1998
                                                 --------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                For the transition period from           to
                                               ----------   ----------


                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                      04-2095007
---------------------------------------------------       --------------------
(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
Organization)                                             Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                        87301
---------------------------------------------------       ---------------------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:         (505) 722-4361
                                                        ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes       X            No
                             ----------          ----------


As of May 8, 1998, there were issued and outstanding 1,201,037 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                     Index

                                                                 Page No.
                                                                 --------

                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Statements of Financial Condition
          March 31, 1998 and June 30, 1997                               3

        Consolidated Statements of Earnings
          Three months and nine months ended March 31, 1998 and 1997     4

        Consolidated Statements of Cash Flows
          Nine months ended March 31, 1998 and 1997                      6

         Notes to Consolidated Financial Statements                      8

Item 2.  Management's Discussion and Analysis or Plan of Operation      10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               17

        Signatures                                                      18

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                    March 31,          June 30,
                                                                                     1998               1997
                                                                               ----------------   ---------------
                                                                                 (Unaudited)
                                     ASSETS

Cash and due from banks                                                        $     2,066,280    $     1,772,937
Interest-bearing deposits with banks                                                   974,838          1,121,191
Federal funds sold                                                                           0            100,000
Available-for-sale investment securities                                             6,639,305          4,342,042
Available-for-sale mortgage-backed securities                                       35,488,275         32,069,501
Stock of Federal Home Loan Bank, at cost, restricted                                 1,936,300          1,060,300
Loans receivable, net, substantially pledged                                        69,384,087         52,021,929
Accrued interest and dividends receivable                                              680,499            551,783
Premises and equipment                                                                 904,674            677,250
Other real estate and repossessed property                                               7,560               --
Prepaid and other assets                                                                72,921             55,290
Deferred tax asset                                                                      20,671             20,671
                                                                               ---------------    ---------------

         TOTAL ASSETS                                                          $   118,175,409         93,792,894
                                                                               ===============    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction accounts                                                           $     8,772,199    $     4,488,475
Savings and now deposits                                                            11,738,905         10,606,993
Time deposits                                                                       46,661,111         42,777,018
Accrued interest payable                                                               308,601            153,049
Advances from borrowers for taxes and insurance                                        333,553            175,748
Accounts payable and accrued liabilities                                               255,010            181,970
Deferred income taxes                                                                  423,622            287,000
Dividends declared and payable                                                          76,217             75,415
Advances from Federal Home Loan Bank                                                34,960,876         20,930,000
Income taxes payable                                                                    70,661            174,090
                                                                               ---------------    ---------------

         TOTAL LIABILITIES                                                         103,600,755         79,849,758


COMMITMENTS AND CONTINGENCIES                                                             --                 --


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 1,500,000,000    shares authorized;
  800,700 issued and outstanding at June 30, 1997 and 800,700 shares
   issued and outstanding at March 31, 1998                                             77,041             76,684
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                             --                 --
Additional paid-in-capital                                                           6,296,462          6,260,680
Unearned ESOP stock                                                                   (431,286)          (464,881)
Retained earnings, substantially
  restricted                                                                         7,946,516          7,513,536
Unrealized gain on available for sale
  securities, net of taxes                                                             685,921            557,117
                                                                               ---------------    ---------------

         TOTAL STOCKHOLDERS' EQUITY                                                 14,574,654         13,943,136
                                                                               ---------------    ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   118,175,409    $    93,792,894
                                                                               ===============    ===============


See notes to consolidated financial statements.

GFSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF EARNINGS

                                                            Three months ended            Nine months ended
                                                                 March 31,                     March 31,
                                                       --------------------------   -------------------------
                                                           1998            1997          1998         1997
                                                       --------------------------   -------------------------
                                                       (Unaudited)     (Unaudited)   (Unaudited)   (Unaudited)
Interest income
        Loans receivable
                 Mortgage loans                        $ 1,297,923   $    859,176   $ 3,636,241   $ 2,533,572
                 Commercial loans                           82,480         71,407       199,318       165,368
                 Share and consumer loans                   80,561         44,477       220,984       123,682
        Available-for-sale investment securities and
                 mortgage-backed securities                623,415        478,173     1,938,938     1,505,487
        Other interest-earning assets                       39,652         37,304       130,108        99,449
                                                       -----------   ------------   -----------   -----------

                 TOTAL INTEREST EARNINGS                 2,124,030      1,490,537     6,125,589     4,427,558

Interest expense
        Deposits                                           775,293        676,545     2,316,258     1,890,603
        Advances from Federal Home Loan Bank               502,467        160,986     1,435,393       552,649
                                                       -----------   ------------   -----------   -----------

                 TOTAL INTEREST EXPENSE                  1,277,760        837,531     3,751,650     2,443,252
                                                       -----------   ------------   -----------   -----------

                 NET INTEREST EARNINGS                     846,270        653,005     2,373,938     1,984,306

Provision for loan losses                                   15,758         15,506        53,217        20,794
                                                       -----------   ------------   -----------   -----------

                 NET INTEREST EARNINGS AFTER
                   PROVISION FOR LOAN LOSSES               830,512        637,499     2,320,721     1,963,512

Non-interest earnings
        Income from real estate operations
        Miscellaneous income                                 1,210          1,127         7,992         2,848
        Net gains from sales of loans                       (2,503)           272         1,710         5,214
        Service charge income                               24,362          9,850        54,609        26,586
                                                       -----------   ------------   -----------   -----------

                 TOTAL NON-INTEREST EARNINGS                23,070         11,249        64,311        34,648

Non-interest expense
        Compensation and benefits                          243,150        211,088       692,259       635,676
        Insurance                                           13,742          7,097        40,069       317,304
        Other                                               93,001         53,888       244,641       170,195
        Occupancy                                           41,450         38,208       120,963       105,680
        Data processing                                     30,624         19,432        93,367        65,257
        Professional fees                                   12,892         23,657        81,867        78,450
        Advertising                                          7,067         12,481        34,576        35,098
        Stock services                                       5,147          5,652        12,817        11,407
                                                       -----------   ------------   -----------   -----------

                 TOTAL NON-INTEREST EXPENSE                447,072        371,503     1,320,558     1,419,067

GFSB Bancorp, Inc.

                                                          Three months ended       Nine months ended
                                                               March 31,               March 31,
                                                       ------------------------ -----------------------
                                                           1998       1997         1998        1997
                                                       ------------------------ -----------------------
                                                        (Unaudited) (Unaudited) (Unaudited) (Unaudited)

                 EARNINGS BEFORE INCOME TAXES            406,509     277,246     1,064,474     579,094

Income tax expense
        Currently payable                                155,337     105,775       404,838     226,921
        Deferred provision                                     -           -             -           -
                                                       ---------   ---------       -------     -------
                                                         155,337     105,775       404,838     226,921
                                                       ---------   ---------       -------     -------
                 NET EARNINGS                          $ 251,171   $ 171,471       659,636     352,173
                                                       =========   =========       =======     =======

Earnings per common share
        Basic                                          $    0.33        0.21          0.87        0.42
                                                       =========   =========       =======     =======
Weighted average number of common shares outstanding
        Basic                                            756,957     822,257       755,900     843,590
                                                       =========   =========       =======     =======

Earnings per common share
        Diluted                                             0.32        0.21          0.85        0.41
                                                       =========   =========       =======     =======

Weighted average number of common shares outstanding
        Diluted                                          774,301     829,717       771,692     850,690
                                                       =========   =========       =======     =======

GFSB Bancorp, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (decrease) in cash and cash equivalents

                                                                  Nine months ended
                                                                       March 31,
                                                             ----------------------------
                                                                 1998            1997
                                                             -------------   ------------
                                                               (Unaudited)    (Unaudited)
Cash flows from operating activities
         Net earnings                                        $    659,636    $    352,173
         Adjustments to reconcile net earnings to
           net cash provided by operations
                  Deferred loan origination fees                 (125,956)        (99,299)
                  Gain on sale of sold loans                       (1,709)         (5,214)
                  Provision for loan losses                        53,217          20,794
                  Depreciation of premises and equipme             58,730          51,152
                  Amortization of investment and mortgage-
                    backed securities premiums (discou            206,436         134,162
                  Stock dividends on FHLB stock                   (77,400)        (23,600)
                  Release of ESOP stock                            69,734         101,696
                  Stock compensation                               37,217         (13,732)
                  Provision (benefit) for deferred inc

         Net changes in operating assets and liabilities
                  Accrued interest and dividends recei           (128,716)        (99,013)
                  Prepaid taxes
                  Prepaid and other assets                        (17,631)        (17,657)
                  Accrued interest payable                        155,551           3,408
                  Accounts payable and accrued liabili             35,823         (21,655)
                  Income taxes payable                           (103,429)         57,921
                  Dividends declared and payable                      802        (322,044)
                                                             ------------    ------------

                           Net cash provided by
                           operating activities                   822,305         119,092

Cash flows from investing activities
         Purchase of premises and equipment                      (286,154)       (205,863)
         Loan originations and principal
           repayment on loans, net                            (17,295,270)     (6,214,554)
         Principal payments on mortgage-backed
           securities                                           7,101,219       4,232,576
         Purchases of mortgage-backed securities              (10,770,665)    (11,793,195)
         Purchases of available-for-sale securities            (1,847,601)        (93,593)
         Maturities and proceeds from sale of
           available-for-sale securities                          500,000         700,000
         Purchases of municipal securities                       (640,000)
         Purchase of FHLB stock                                  (798,600)       (295,000)
                                                             ------------    ------------

                           Net cash used by
                           investing activities               (24,037,071)    (13,669,629)

GFSB Bancorp, Inc.

Increase (decrease) in cash and cash equivalents

                                                                   Nine months ended
                                                                        March 31,
                                                             -------------------------------
                                                                  1998             1997
                                                             --------------   --------------
                                                               (Unaudited)      (Unaudited)
Cash flows from financing activities
         Net increase in transaction accounts, passbook
           savings, money market accounts, and
           certificates of deposit                           $   9,299,731    $   9,295,226
         Net increase (decrease) in mortgage escrow fu             157,805          127,874
         Proceeds from FHLB advances                           378,820,950       75,948,910
         Repayments on FHLB advances                          (364,790,074)     (70,352,910)
         Purchase of GFSB Bancorp stock under the
           stock repurchase plan in cash                             -           (1,664,847)
         Dividends paid or to be paid in cash                     (226,656)        (218,028)
         Price paid for vested MSBP Stock                            -               56,152
                                                             -------------    -------------

                           Net cash provided by
                           financing activities                 23,261,756       13,192,377
                                                             -------------    -------------

         Increase (decrease) in cash and cash equivale              46,990         (358,160)

         Cash and cash equivalents at beginning of per           2,994,128        3,167,194
                                                             -------------    -------------

         Cash and cash equivalents at end of                 $   3,041,118        2,809,034
                                                             =============        =========


Supplemental disclosures
         Cash paid during the period for
                  Interest on deposits and ad                $   3,596,099    $   2,439,844
                  Income taxes                                     508,267          160,000

         Change in unrealized gain (loss), net of deferred
           taxes on available-for-sale securities                  128,804          175,315

         Dividends declared not yet paid                            76,217              -


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

2.    Dividends
      ---------

During the quarter ended December 31, 1997, the Board of Directors declared a cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of December 31, 1997. The dividends were paid in January 1998.

During the quarter ended March 31, 1998, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of March 31, 1998. The dividends were paid in April 1998. Also, the Board of Directors declared a stock dividend of fifty (50%) percent on the Company's outstanding common stock, payable on or about April 20, 1998, to stockholders of record as of March 31, 1998 and that cash be paid in lieu of fractional shares resulting from the stock dividend based on the market value of a share of common stock at the close of business on the record date as determined with respect to stock prices or the determination of the Board of Directors in the event the market value is not determinable based on the lack of recent trading in common stock of the Company in the period preceding the record date.

As required by SOP 93-6, the dividends on unallocated ESOP shares have been recorded as an additional $4,000 compensation cost rather than a reduction of retained earnings.

3.    Employee Stock Ownership Plan
      -----------------------------

On December 31, 1997 the Company released 4341.26 shares of its common stock owned by the Company's ESOP. On March 31, 1998, the Company was committed to release 1039.41 shares of this common stock. The commitment resulted in $23,000 of additional compensation cost.

4.    Management Stock Bonus Plan
      ---------------------------

On January 5, 1996, the Company made awards under the Plan in the amount of 20,382 shares. The shares were awarded at a price of $13 7/8 per share. The retirement during the quarter ended September 30, 1997 of an officer to whom an award had been made under the Plan, resulted in a reduction of 2,000 shares in the total number of shares awarded. At March 31, 1998, 19,568 shares remained to be awarded under the Plan. Awards under the Plan are earned at the rate of one-fifth of the award per year as of the one-year anniversary of the grant of the award. As a result of this vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $12,000 has been recorded at March 31, 1998, under the provisions of the Plan. On January 5, 1998, 3575 shares under the Plan were earned, and the corresponding liability was paid.

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

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 17344 for the three month period ended March 31, 1998, and by 7,460 for the three month period ended March 31, 1997, in computing the diluted per share data. The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 15,792 for the nine month period ended March 31, 1998, and by 7,100 for the nine month period ended March 31, 1997, in computing the diluted per share data.

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

FINANCIAL CONDITION

The Bank's total assets increased $24.4 million or 26% from $93.8 million at June 30, 1997 to $118.2 million at March 31, 1998. This increase is primarily the result of a $3.4 million increase in mortgage-backed securities, a $17.4 million increase in the Bank's net loan portfolio, a $2.3 million increase in investment securities and a $876,000 increase in stock of the Federal Home Loan Bank. The majority of the increases are directly attributable to efforts of Management to take advantage of the increased capital infusion made as a result of the conversion from a mutual to stock form of ownership through increased investment and lending activity. During the same period, deposits increased $9.3 million or 16.1% from $57.9 million at June 30, 1997, to $67.2 million at March 31, 1998. This increase is primarily due to an increase in the Bank's volume of NOW accounts, business checking accounts, local (non-brokered) Jumbo Certificates of Deposit and Public (state and city) Certificates of Deposits. Advances from the FHLB increased $14 million from $20.9 million at June 30, 1997 to $34.9 million at March 31, 1998. These additional borrowings funded purchases of loans, securities and mortgage loan participations. The Bank had $686,000 and $557,000 in unrealized gains (net of deferred taxes) at March 31, 1998 and June 30, 1997, respectively from market gains on the Bank's investment and mortgage-backed portfolios. Unrealized gains and losses do not impact the Bank's earnings until they are realized.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

General

Net earnings increased $80,000 or 46.5% for the quarter ended March 31, 1998 from the quarter ended March 31, 1997. This increase is primarily the result of an increase in net interest earnings of $193,000, an increase in non-interest earnings of $12,000, offset by an increase in non-interest expense of $76,000 and an increase in income taxes of $50,000.

Interest Earnings

Total interest income increased $633,000 or 42.2% from $1.5 million for the quarter ended March 31, 1997 to $2.1 million for the quarter ended March 31, 1998. This increase was primarily due to substantial increases in the Bank's mortgage-backed securities portfolio, investment securities and net loan portfolio.

Interest Expense

Total interest expense increased $440,000 or 52.5% from $838,000 for the quarter ended March 31, 1997 to $1,278,000 for the quarter ended March 31, 1998. This increase was due to a substantial increase in FHLB borrowings and an increase in the deposit base, including the increase in volume of NOW accounts, business checking accounts, local (non-brokered) Jumbo Certificates of Deposit and Public (state and city) Certificates of Deposits.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $377,000 and $339,000 at March 31, 1998 and 1997, respectively. The provision for loan loss was $16,000 for the quarter ended March 31, 1998 and 1997 respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total Non-Interest income increased by $12,000 or 109.1% from $11,000 for the quarter ended March 31, 1997 to $23,000 for the quarter ended March 31, 1998. This increase was primarily due to increased service and NSF charges on NOW and checking accounts and increased Automated Teller Machine use fees.

Non-Interest Expense

Total non-interest expense increased $76,000 or 20.5% from $371,000 for the quarter ended March 31, 1997 to $447,000 for the quarter ended March 31, 1998. This increase was primarily due to an increase of other costs of $39,000, an increase of occupancy expense of $3,000, an increase in data processing of $11,000 and an increase in compenstation and benefits of $32,000 and an increase in insurance expense of $7,000, offset by a decrease in professional fees of $11,000 and a decrease in advertising of $5,000. The increase in other expenses is primarily due to increased supplies, automated teller machine expense, charitable contributions and postage expense. The increase in occupancy costs is mainly due to the depreciation of Furniture, Fixtures and Equipment. The increase in data processing is due to increased transaction volume from growth in deposits. The increase in compensation and benefits is due to an increase in staff, some salary increases and curent year accrual for stock-based compensation plans. The increase in insurance expense is due to the quarterly SAIF insurance premium being higher resulting from the growth in deposits. The decrease in professional services is the result of some additional expense in audit, accounting and legal fees incurred in the quarter ended March 31, 1997. The decrease in advertising is due to additonal advertising supplies and advertising expense used for promoting bank growth in the quarter ended March 31, 1997.


RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR NINE MONTH PERIOD ENDED MARCH 31, 1998 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1997

General

Net earnings increased $307,000 or 87.3% for the nine month period ended March 31, 1998 from the nine month period ended March 31, 1997. This increase is primarily the result of an increase in net interest earnings of $390,000, an increase in non-interest earnings of $30,000 and a decrease in non-interest expense of $98,000, offset by an increase in income taxes of $178,000 and an increase in the provision for loan loss of $32,000.

Interest Earnings

Total interest income increased $1.7 million or 38.6% from $4.4 million for the nine month period ended March 31, 1997 to $6.1 million for the nine month period ended March 31, 1998. This increase was primarily due to substantial increases in the Bank's mortgage-backed securities portfolio, investment securities and net loan portfolio.

Interest Expense

Total interest expense increased $1.3 million or 54.2% from $2.4 million for the nine month period ended March 31, 1997 to $3.7 million for the nine month period ended March 31, 1998. This increase was due to a substantial increase in FHLB borrowings and an increase in the deposit base, including the increase in volume of NOW accounts, business checking accounts, local (non-brokered) Jumbo Certificates of Deposit and Public (state and city) Certificates of Deposits.

Provision for Losses on Loans

The Bank Maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $377,000 and $339,000 at March 31, 1998 and 1997, respectively. The provision for loans was $53,000 and $21,000 for the nine month period ended March 31, 1998 and 1997. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-interest income increased $30,000 or 88.2% from $34,000 for the nine month period ended March 31, 1997 to $64,000 for the nine month period ended March 31, 1998. This increase was primarily due to increased service and NSF charges on NOW and checking accounts and increased ATM use fees.

Non-Interest Expense

Total non-interest expense decreased $98,000 or 7% from $1.4 million for the nine month period ended March 31, 1997 to $1.3 million for the nine months period ended March 31, 1998. This decrease was primarily due to a decrease in insurance expense of $277,000, offset by an increase in compensation and benefits costs of $57,000, an increase in other costs of $74,000, an increase in occupancy costs of $15,000, an increase in data processing of $28,000, an increase in professional fees of $3,000.The decrease in insurance expense was primarily due to the one-time $250,000 assessment paid during the quarter ended September 30, 1996. The increase in compensation and benefits costs is due to an increase in staff, some salary increases and current year accruals for stock-based compensation plans. The increase in other expenses is primarily due to increased supplies, automated teller machine expense, charitable contributions and postage expense. The increase in occupancy costs is mainly due to the depreciation of Furniture, Fixtures and Equipment, building repairs and small building improvements. The increase in data processing is due to increased transaction volume from growth in deposits. The increase in professional services is the result of using more services of the Bank's auditing firm. .

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments. Prior OTS regulations required that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets consist of not less than 1%, with the qualifying investments limited to those having maturities of five years of less. Revised OTS regulations effective November 13, 1997 lowered the required level of liquid assets to 4%, removed the short-term liquid asset requirement and deleted the five year or less maturity requirement. At March 31, 1998, the Bank's liquidity, as measured for regulatory purposes, was 6.30%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At March 31, 1998, cash and cash equivalents totaled $3 million. The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At March 31, 1998, the Bank had $35 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional mortgage-backed securities and mortgage loan participations as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended March 31, 1998, the Bank originated $11.1 million in total loans, of which $7.2 million were mortgage loans. The Bank also purchased $717,000 in mortgage loan participations. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, federal funds and FHLB-Dallas overnight funds. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities, consisting principally of net earnings, provision for loan losses, amortization of investment and mortgage backed securities premiums and discounts, stock based compensation costs and income taxes less disbursements of interest and dividends, and loan origination fees were $475,000 and $119,000 for the nine month period ended March 31, 1998 and 1997 respectively. Net cash used for investing activities consisted primarily of loan originations and purchases of mortgage-backed securities, municipal securities and FHLB Stock, offset by principal collections on loans, and principal collections and proceeds from the maturities of mortgage-backed securities and investment securities. Such uses were $24 million and $13.7 million for the nine month periods ended March 31, 1998 and 1997, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and new FHLB borrowings, were $23.3 million and $13.2 million for the nine month periods ended March 31, 1998 and 1997, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 1998, the Bank had commitments to fund loans of $1.2 million. Certificates of deposit scheduled to mature in one year or less totaled $30.4 million. Based on historical withdrawals and outflows, on internal daily deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At March 31, 1998, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

The Year 2000 issue
-------------------

By now almost everyone has heard about the year-2000 computer problem. Every major company has a potential problem caused by computer hardware and software developed to use two digits to identify the year instead of four, i.e. 1995 is, in many cases, input, stored, sorted, and calculated as "95". Similarly, the year 2000, being read as "00", may be treated as the year 1900, thereby causing a variety of problems such as the inability to compute payment due dates or interest correctly. Rapid and accurate data processing is essential to the operation of the Bank.

The Bank's Board of Directors has adopted an action plan for addressing the Year 2000 issue. An internal committee has been appointed by the Board to manage this effort. Management has been charged with the responsibility of assuring Year 2000 compliance within time frames dictated by sound business practice and the Federal Financial Institutions Examination Council.

Work has been underway for some time to identify all equipment and systems that may potentially be impacted. Contact has been made with all outside servicers and major vendors to ascertain their individual levels of Year 2000 compliance. This effort will continue and will include substantial testing procedures.

The Bank is dependent on a service bureau for its major data processing functions. Management is monitoring the service bureau's Year 2000 compliance efforts closely. This monitoring includes membership and active participation in a user group made up of client institutions of the service bureau and will include testing beginning in the third quarter of 1998.

Major borrowers have been contacted in order to help them be aware of the Year 2000 issue and to determine their state of readiness for the Year 2000.

The Bank has experienced considerable growth in recent years, which independent of the Year 2000 issue, has created the need to upgrade some hardware and software. These upgrades, primarily to the Bank's local area network, personal computers, and off-the-shelf software, are considered a normal result of the growth and rapid changes in technology. They are not expected to have a material effect on the financial performance of the Bank.

Although the Bank is expecting some charges from various vendors for equipment and systems upgrades specifically related to the Year 2000 issue, it is currently estimated that the impact on financial performance will not be material. However, it is possible that future Year 2000 compliance efforts could result in currently unforseen material impact on financial performance.

Subsequent Events
-----------------

During the quarter ending June 30, 1998, the Bank will open a newly constructed drive-up teller and automated teller machine facility on a lot previously purchased for this purpose adjacent to the present bank building. The Bank will incur some additional non-interest expense associated with depreciation for this new facility. It is also hoped that the addition will provide the Bank growth potential by improving its ability to deliver retail banking services to the community. The addition is not expected to have a material impact on financial performance for the Bank during the final quarter of the fiscal year ending June 30, 1998, and future impact cannot be accurately determined at the present time.

Stock Repurchase Program

On September 23, 1997, the Company issued a press release announcing its intention to repurchase up to 5% (40,035 shares) of the Company's common stock. On October 2, 1997, the Company received regulatory approval to repurchase these shares of common stock before June 28, 1998. As of March 31, 1998, none of these shares have been repurchased. If any shares are repurchased, the Company has decided to retire these shares as authorized but unissued. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

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

Item 6.  Exhibits and Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GFSB BANCORP, INC.


Date: May 12, 1998                        /s/ Jerry R. Spurlin
                                          ------------------------------------
                                          Jerry R. Spurlin
                                          President