Form 10KSB
period 1998-06-30
GFSB BANCORP INC
filed 1998-09-29
CIK 942129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998, OR

|_|      TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from         to        .
                                                             -------    -------
Commission File Number:  0-25854

                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                          04-2095007
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                  (I.R.S. Employer
or Organization)                                             Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                          87301
-----------------------------------------                          -----
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:              (505) 722-4361
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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                      ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year. $8,362,813.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and asked prices of such stock on September 15, 1998, was $8.8 million.

         As of September 15, 1998, there were issued and outstanding 1,107,261 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure format (check one):

                  Yes         No    X
                      ---          ---

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for Fiscal Year ended June 30, 1998. (Part II)

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III)

                                     PART I

         GFSB Bancorp, Inc. (the "Company") may from time to time make written or oral "forward- looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes, acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

         The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

         Since the primary activities of the Company are those of the Bank, much of the discussion herein pertains to the Bank, however, comparisons to total assets, liabilities, etc. are based on the Company's consolidated numbers. As of June 30, 1998, the Company had total assets of $123 million, total deposits of $69 million and stockholders' equity of $14 million or 12% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank. The Bank currently has no subsidiaries.

         The Bank is a federally chartered capital stock savings bank located in Gallup, New Mexico. The Bank was founded in 1934 under the name the Gallup Federal Savings and Loan Association. In connection with the Bank's conversion from a federally chartered mutual savings association to a federally chartered stock savings bank, the Bank changed its name to Gallup Federal Savings Bank. The Bank's deposits are federally insured by the Savings Association Insurance Fund ("SAIF"), as administered by the Federal Deposit Insurance Corporation ("FDIC").

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

         The Company's dividend payout ratios for the fiscal years ended June 30, 1998 and June 30, 1997, are 37.4% and 53.7%, respectively.

         The Company operates from its main office located at 221 West Aztec Avenue, Gallup, New Mexico.

Market Area and Competition

         The City of Gallup, New Mexico is considered to be the Bank's primary market area. McKinley County, New Mexico is considered to be the Bank's secondary market. McKinley County is located in northwestern New Mexico, and occupies a part of the Colorado Plateau called the San Juan Plateau. More than half of the people in the County are Native Americans; including Navajos and Zunis. McKinley County includes the trading and service center of Gallup and the southeastern edge of the Navajo Indian Reservation. In January 1995, McKinley County had a population of approximately 67,000. The Bank intends to expand its secondary market area to adjacent counties, which will include a major portion of Apachie County, Arizona and the Navajo Indian Reservation. However, recent attempts to originate loans on the reservation have been stymied due to regulatory barriers.

         The general economy of Gallup is centered around the wholesale and retail trade, public administration, manufacturing, transportation services, tourism and mining. The production of Indian arts and crafts by smaller businesses also constitutes a major part of the County's economic base. The largest single employer in McKinley County is the Bureau of Indian Affairs.

         During its sixty-four year existence, the Bank has focused on serving its customers located in the New Mexico community of Gallup and surrounding communities in McKinley County. Economic growth in the Bank's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area. The Bank's principal competitors are financial institutions and mortgage banking companies, many of which are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans on a retail and wholesale basis comes principally from commercial banks, mortgage brokers, banking and insurance companies. Its competition for deposits has historically come from commercial banks. In addition, the Bank faces increasing competition for deposits from non-bank institutions, such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. The Bank is one of five savings associations and commercial banks having an office in McKinley
County. The Bank is the only savings association or commercial bank headquartered in Gallup. The Bank also competes with three local credit unions and several mortgage banking companies located outside of McKinley County.

Lending Activities

         General. The Bank's loan portfolio consists of mortgage loans secured by one- to four-family residences, and multi-family, commercial real estate, construction, consumer and commercial business loans.

         At June 30, 1998, the Bank's loan portfolio totaled $76 million. Loans secured by first mortgages on one- to four-family residences totaled $56 million, or 74% of the Bank's loan portfolio at June 30, 1998. For its mortgage loan portfolio, the Bank primarily originates fixed-rate loans with up to 15-year terms. As part of its asset liability strategy, the Bank recently began offering more adjustable-rate loan products. In addition, the Bank sells conventional one- to four-family fixed rate mortgage loans over 15 years in maturity into the secondary market.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, loan participations, deferred loan origination fees and costs and allowances for losses) as of the dates indicated.

                                                              At June 30,
                                            ------------------------------------------------
                                                      1998                   1997
                                            -----------------------  ----------------------
                                                  $            %         $           %
                                                         (Dollars in Thousands)
Type of Loans:
Residential ..............................   $ 55,297        72.92% $ 36,716        70.58%
Commercial real estate ...................     14,750        19.45    11,827        22.73
Construction:
  Residential ............................      1,125         1.48       232          .44
  Commercial .............................      1,848         2.44     3,579         6.88
Commercial business ......................      4,748         6.26     1,961         3.77
Consumer:
  Savings account ........................        955         1.26     1,113         2.14
  Automobile and other ...................      2,839         3.74     1,618         3.11
Less:
  Loans in process .......................     (1,755)       (2.31)   (1,383)       (2.66)
  Loan participations sold ...............     (3,065)       (4.04)   (2,961)       (5.69)
 Deferred loan origination fees and costs        (520)        (.69)     (341)        (.65)
  Allowance for loan losses ..............       (387)        (.51)     (339)        (.65)
                                             --------    ---------  --------    ---------
Total loans, net .........................   $ 75,837          100% $ 52,022          100%
                                             ========    =========  ========    =========
Type of Security:
                                                                                ------
  Residential real estate
    1-4 family ...........................   $ 56,422        74.39% $ 36,948        71.02
    Multi-family dwelling units ..........        908         1.20     2,741         5.27
  Commercial real estate .................     15,717        20.72    12,536        24.09
  Commercial business ....................      4,722         6.23     2,090         4.02
  Consumer:
    Savings accounts .....................        955         1.26     1,113         2.14
    Automobile and other .................      2,839         3.74     1,618         3.11
Less:
  Loan participations sold ...............     (3,065)       (4.04)   (2,961)       (5.69)
  Loans in process .......................     (1,755)       (2.31)   (1,383)       (2.66)
  Deferred loan origination fees and costs       (519)        (.68)     (341)        (.65)
  Allowance for loan losses ..............       (387)        (.51)     (339)        (.65)
                                             --------    ---------  --------    ---------
  Total loans, net .......................   $ 75,837          100% $ 52,022          100%
                                             ========    =========  ========    =========


Loan Maturity Tables

         The following table sets forth the maturity of the Bank's loan portfolio at June 30, 1998. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $7.5 million and $17 million, for the years ended June 30, 1998 and 1997, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.


                                          Multi-family and              Consumer and
                              1-4 Family     Commercial                 Commercial
                              Real Estate    Real Estate  Construction   Business       Total
                              -----------    -----------  ------------   --------       -----
                                                         (In Thousands)
Amounts Due:
Within 3 months ............   $    55       $   287       $  --         $   624       $   966
3 months to 1 Year .........       285           348           914         2,834         4,381

After 1 year:
  1 to 3 years .............     1,112         3,611          --           1,321         6,044
  3 to 5 years .............       658         5,058          --           1,398         7,114
  5 to 10 years ............    23,105           825           250         1,153        25,333
  10 to 20 years ...........    20,311         5,529         1,687         1,210        28,737
  Over 20 years ............     8,280          --            --            --           8,280
                               -------       -------       -------       -------       -------

Total due after one year....    53,466        15,023         1,937         5,082        75,508
                               -------       -------       -------       -------       -------

Non-performing .............       583          --             123             2           707
                               -------       -------       -------       -------       -------

Total amount due ...........   $54,389       $15,658       $ 2,974       $ 8,542       $81,563
                               =======       =======       =======       =======       =======

Less:
Loan participations sold....                                                             (3065)
Allowance for loan loss.....                                                              (387)
Loans in process............                                                             (1755)
Deferred loan fees..........                                                              (519)
                                                                                         -----
  Loans receivable, net.....                                                           $75,837
                                                                                       =======

                                       -5-

         The following table sets forth the dollar amount, before deductions for loans in process, deferred loan origination fees and costs and allowance for loan losses, at June 30, 1998 of all loans due after June 30, 1999, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                        Floating or
                                       Fixed Rates    Adjustable Rates    Total
                                       -----------    ----------------    -----
                                                    (In Thousands)
One- to four-family(1) ...............   $47,070         $ 7,621         $54,691
Multi-family and
  commercial real estate(1) ..........    12,570           3,870          16,440

Consumer and commercial
  business ...........................       904           4,180           5,084
                                         -------         -------         -------

    Total ............................   $60,544         $15,671         $76,215
                                         =======         =======         =======

---------------
(1)      Includes construction loans.


         One- to Four-Family Residential Loans. The Bank originates multi-family, commercial business, commercial real estate and consumer loans. The Bank generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 80% of the appraised value of the mortgaged property, or up to 95% if private mortgage insurance is obtained to reduce the Bank's exposure to 80% or below of the appraised value of the properties. To a lesser extent, the Bank makes loans on non-owner occupied one- to four-family properties acquired as an investment by the borrowers in amounts up to 80% of the appraised value of the property. In addition, the Bank originates FHA and VA loans.

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

         Commercial Real Estate and Multi-Family Loans. Since 1994, the Bank has actively increased its origination of commercial real estate and multi-family loans and expects to continue to do so. The Bank became involved in these types of loans due to a perceived need in the Bank's market area and in an attempt to increase the Bank's net interest margin. Commercial real estate and multi-family secured loans are originated in amounts generally up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are permanent loans secured by approved property such as churches, motels, small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Bank generally originates fixed-rate commercial real estate loans with balloon maturities of five years and with amortization periods of up to 25 years, and to a lesser extent, adjustable-rate loans based on a margin over the New York prime rate. At June 30, 1998, the Bank's largest commercial real estate loan consisted of a $1,450,000 performing loan secured by a retail commercial property, of which $480,000, has been sold to another bank as a non-recourse participation. At June 30, 1998, the Bank's largest multi-family loan consisted of a $640,000 performing loan secured by two multi-family apartment buildings in Gallup, New Mexico.

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

         Consumer and Commercial Business Loans. In response to a perceived need in the local community and to provide for diversification of its asset portfolio and improved interest rate risk management, the Bank continues increasing the amount of consumer and commercial business loans it originates. The Bank is attempting to increase its level of consumer lending through new products, such as home equity lines of credit, second mortgage loans and automobile loans, a competitive pricing structure, promotional activities, and cross-selling consumer products through its office, without incurring unacceptable credit risk. The home equity lines of credit are made with adjustable rates with loan to value ratios of 90% if the Bank has the first mortgage and 80% if it does not. The Bank also offers automobile and other consumer loans offered primarily on a fixed-rate, short-term basis. The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The Bank's consumer loans tend to have higher interest rates and shorter maturities than one- to four-family first mortgage loans, but are considered to entail a greater risk of default than mortgage loans.

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

         Construction Loans. The Bank primarily makes construction loans to individuals to construct single-family, owner-occupied homes for which the Bank also provides permanent financing and to builders who have a proven track record on either a pre-sold or speculative basis. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the development. If the estimate of value proves to be inaccurate, the Bank may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all real estate approved loans. Generally, the commitment requires acceptance within ten days of the date of issuance and must be closed within thirty days of issuance. At June 30, 1998, the Bank had $4.3 million of commitments to fund new loans at market interest rates and to fund the undisbursed portion of construction loans and home equity lines of credit.

         Loans to One Borrower. Savings institutions are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $1.8 million as of June 30, 1998.

         At June 30, 1998, the Bank's largest lending relationship consisted of three performing loans, including two amortizing loans, and a fixed rate loan, totaling $3,350,000 of which $1,950,000 has been sold to other banks as non-recourse participations, secured by three motel properties, two in Gallup and one in Grants, New Mexico. The next four largest lending relationships, all of which consist of performing loans, at June 30, 1998 consisted of a $1,450,000 commercial property loan of which $480,000 has been sold to other banks as non-recourse participations, two loans totaling $1,370,000 secured by motel property in Gallup, of which $630,000 has been sold to another bank as non-recourse participation, sixteen loans totaling $1,070,000 secured by 1-4 dwelling units, a commercial revolving line of credit totaling $61,000, a loan secured by deposit totaling $300,000, a construction loan totaling $1,100,000 and a loan totaling $260,000 secured by non-residential property.

Non-Performing and Problem Assets

         Loan Delinquencies. Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 1998, the Bank had total delinquent loans of $2,240,000, of which $1,420,000 were delinquent over 30 days, $110,000 were delinquent over 60 days, and $710,000 were delinquent 90 days or more.

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.

                                                           At June 30,
                                                        -----------------
                                                         1998       1997
                                                         ----       ----
                                                          (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ...      $705       $134
  All other mortgage loans ........................       --           3

Non-mortgage loans:
  Commercial real estate ..........................       --         --
  Consumer ........................................         2
                                                                    ----
      Total .......................................      $707       $--
                                                         ====       ====
Accruing loans which are contractually past
  due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ...      $--        $--
  All other mortgage loans ........................       --         --
                                                         ----       ----
      Total .......................................      $--        $--
                                                         ====       ====

Total non-accrual and accrual loans ...............      $707       $137
Real estate owned .................................       159        --
                                                         ----       ----
Total non-performing assets .......................      $866       $137
                                                         ====       ====
Total non-accrual and accrual loans to net loans ..      1.14%       .26%
Total non-accrual and accrual loans to total assets      0.70%       .15%
Total non-performing assets to total assets .......      0.70%       .15%


         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended June 30, 1998. Amounts included in the Bank's interest income for the year ended June 30, 1998 was, likewise, immaterial.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. Although the Bank had a low level of non-performing loans at June 30, 1998, the Bank has only been originating commercial business loans and consumer loans since the beginning of 1994 and does not have a history on the performance of such loans.

         At June 30, 1998, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms.

         The following table provides further information about the Bank's problem assets as of June 30, 1998.
                                                                    At
                                                                 June 30,
                                                                   1998
                                                                   ----

Substandard...........................................           $633,591
Doubtful .............................................                 --
Loss .................................................              1,012
General loss allowance................................            386,970
Specific loss allowance - loans.......................                 --
Specific loss allowance - real estate owned...........                 --


         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of the cost or fair value. The Bank records loans as in substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Bank can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower it is doubtful the borrower will be able to repay the loan in the foreseeable future. In substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures. The Bank's real estate owned at June 30, 1998 was $159,000.

         Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The allowance for loan losses, as a ratio of total loans, net, was 0.51% at June 30, 1998.

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

                                                          At June 30,
                              --------------------------------------------------------------------
                                            1998                              1997
                              --------------------------------   ---------------------------------
                                                   Percent of                        Percent of
                                                 Loans in Each                      Loans in Each
                                                  Category to                        Category to
                                   Amount         Total Loans         Amount         Total Loans
                                   ------         -----------         ------         -----------
                                                    (Dollars in Thousands)

Residential real estate.......       $214               55%             $139              65%
Commercial real estate........        109               28               116              27
Consumer and
  commercial business.........         64               17                84               8
                                     ----             ----              ----            ----

  Total.......................       $387              100%             $339             100%
                                     ====             ====              ====            ====

Analysis of the Allowance for Loan Losses

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated.

                                                      At June 30,
                                                ----------------------
                                                   1998       1997
                                                --------     ---------
                                                (Dollars in Thousands)

       Total loans outstanding, net .........   $ 75,837     $ 52,022
                                                ========     ========
       Average loans outstanding ............   $ 63,930     $ 44,246
                                                ========     ========

       Allowance balances (at beginning of
         period) ............................   $    339     $    309
       Provision (credit):
         Residential ........................         68         --
         Consumer and commercial business ...         (5)          21

       Charge-offs:
         Residential ........................       --           --
         Consumer and commercial business ...        (19)         (26)

       Recoveries:
         Residential ........................       --           --
         Consumer and commercial business ...          4           35
       Net (charge-offs) recoveries .........        (15)           9

       Allowance balance (at end of period) .   $    387     $    339
                                                ========     ========

       Allowance for loan losses as a percent
         of total loans outstanding, net ....        .51%         .65%

Analysis of the Allowance for Real Estate Owned

         The following table sets forth information with respect to the Bank's allowance for losses on real estate owned at the dates indicated.

                                                    At June 30,
                                              -----------------------
                                                1998           1997
                                              --------        -------
                                              (Dollars in Thousands)

Total real estate owned and other
  repossessed assets, net .............        $  159         $  --

Allowance balances - beginning ........            --            --
Provision .............................            --            --
Net charges-offs ......................        $   --         $  --
                                               =======        =====

Allowance balances - ending ...........            --%           --%
                                               =======        =====

Allowance  for losses on real estate
owned and other  repossessed  assets to
net real estate owned and other
repossessed assets ....................            --%           --%


Mortgage-Backed Securities

         The  following   table  sets  forth  the   composition  of  the  Bank's
mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.

                                                               At June 30,
                                    --------------------------------------------------------------
                                                 1998                             1997
                                    ------------------------------   -----------------------------
                                                      Percent                            Percent
                                          Amount      of Total             Amount        of Total
                                          ------      --------             ------        --------
                                                         (Dollars in Thousands)
Mortgage-backed securities:
  FNMA..............................     $25,581         76.25%            $21,069         65.70%
  GNMA..............................       4,695         13.99               7,274         22.68
  FHLMC.............................       2,201          6.56               2,765          8.62
                                         -------          ----             -------        ------
      Total.........................      32,477         96.80              31,108         97.00
  Net premiums......................       1,074          3.20                 962          3.00
Net mortgage-backed securities......     $33,551        100.00%            $32,070        100.00%
                                          ======       ======               ======        ======


         The following table sets forth the Bank's mortgage-backed securities activities information for the periods indicated.


                                        For the Year Ended June 30,
                                        ---------------------------
                                             1998       1997
                                             ----       ----
                                            (In Thousands)
    Mortgage-backed securities(1):
      Beginning balance: ..............   $ 32,070    $ 25,246
        Mortgage-backed securities
          purchased ...................     11,773      12,591

        Fair value adjustments ........       (205)        312
                                          --------    --------
      Less:
        Mortgage-backed securities sold       --          --
        Principal repayments ..........    (10,087)     (6,079)
                                          --------    --------
    Ending balance ....................   $ 33,551    $ 32,070
                                          ========    ========

------------------
(1)      Includes premiums and discounts.


         To supplement lending activities, the Bank invests in residential mortgage-backed securities. Mortgage-backed securities serve as collateral for borrowings and, through repayments, as a source of liquidity. The mortgage-backed securities portfolio at June 30, 1998 consisted of adjustable-rate certificates issued by the FHLMC, GNMA and FNMA. At June 30, 1998, the mortgage-backed securities portfolio classified as available for sale had a fair value of $33.6 million and an amortized cost of $33.4 million and had contractual maturities between 10 and 30 years.

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

Investment Activities

         At June 30, 1998, the Bank had an investment portfolio of approximately $4.3 million, consisting primarily of mutual funds and tax-exempt securities. To a lesser extent, the portfolio also includes FHLMC stock, and FHLB and FNMA debentures. The Bank classifies its investment securities, as available for sale, and held to maturity. The fair value of investment securities and hold-to maturity securities at June 30, 1998 was $5.3 million, resulting in a net unrealized gain at that date of approximately $1 million.

Investment Portfolio

         The following table sets forth the fair value of the Bank's investment securities portfolio.


                                                   At June 30,
                                           ---------------------------
                                             1998                1997
                                             ----                ----
Debt securities:                                 (In Thousands)
 Mutual funds......................         $2,283             $ 2,163
 U.S. Treasury bills...............             --               1,002
 FHLB and FNMA debentures..........          1,010                 397
 FHLMC Stock.......................          1,035                 780
 Tax-Exempt Securities.............          1,005                  --
                                            ------             -------
   Total investment securities.....        $ 5,333             $ 4,342
                                            ======              ======

Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio at June 30, 1998.

                                                                   At June 30, 1998
                         -----------------------------------------------------------------------------------------------------------
                                                                                                                      Total
                          One Year or Less      One to Five Years  Five to Ten Years   More than Ten Years    Investment Securities
                         ------------------    ------------------ -------------------  -------------------  ------------------------
                         Carrying   Average     Carrying  Average   Carrying  Average   Carrying Average      Carrying   Average
                          Value     Yield        Value     Yield     Value     Yield     Value    Yield        Value      Yield
                         -------    ------      -------   -------   -------   -------   -------  -------      -------    ------
                                                    (Dollars in Thousands)

Tax-exempt Securities    $     --        --%     $   603    5.33%   $    402     4.63%  $     --      --%     $  1,005       5.05%
Mutual funds.........       2,283      5.81          --      --          --       --          --      --         2,283       5.81
FNMA debentures......       1,010      5.41          --      --          --       --          --      --         1,010       5.41
FHLMC stock..........          --        --          --      --          --       --       1,035    1.00         1,034       1.00
                          -------                -------            --------            --------              --------

  Total..............    $  3,293      5.69%     $   603    5.33%   $    402     4.63%  $  1,035    1.00%     $  5,333       4.66%
                          =======      ====       ======    ====     =======     ====    =======   =====       =======       ====

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank can obtain advances from the FHLB as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Bank and by certain of the Bank's mortgage loans. The Bank had $38.2 million in FHLB advances at June 30, 1998.

         Deposits. The Bank currently offers regular passbook savings, money market deposit accounts (which are actually statement savings accounts with limited third party transfer or check writing provisions), and term certificate accounts, primarily to consumers within its primary market area. A full range of demand and NOW accounts are now offered, both for consumers and commercial customers. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. As of June 30, 1998, the Bank had no brokered deposits.

Jumbo Certificate Accounts

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1998.

                                                       Certificates
                                                       of Deposits
                                                       -----------
Maturity Period                                       (In Thousands)
---------------
Within three months.............................          $ 8,528
Three through six months........................            6,768
Six through twelve months.......................           14,675
Over twelve months..............................           18,526
                                                           ------
                                                          $48,497
                                                          =======


Personnel

         As of June 30, 1998, the Bank employed 28 employees with 27 working full-time. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

                                   REGULATION

         Set forth below is a brief description of certain laws which relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.


Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank Qualified Thrift Lender Test."

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments of SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $250,000 pre-tax expense for this assessment for the year ended June 30, 1997, recognized in the first fiscal quarter. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70% from rates in effect prior to September 30, 1996.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of June 30, 1998.

         Interest-Rate Risk (IRR). As a financial institution regulated by the OTS, the Bank is required to measure and monitor its sensitivity to interest rate movements. OTS-regulated institutions meeting certain conditions have the option of utilizing the OTS-established IRR measurement model, or developing an in-house model. The Bank has chosen to meet its IRR sensitivity modeling requirements through use of the OTS's Net Present Value (NPV) model. This model measures how the net present value of an institution's assets, liabilities and off-balance-sheet items would change in the event of a range of assumed changes in market interest rates. These computations estimate the effect on NPV of a permanent and instantaneous change in market interest rates of plus or minus 100, 200, 300, and 400 basis points (bps). The Board has established acceptable ranges for the NPV changes across these various scenarios.

         The following table sets forth the interest-rate risk measures, as calculated by the OTS's NPV model, for the Bank at June 30, 1998, given an instantaneous and permanent increase in market interest rates.

                                                                 At June 30,
         Risk Measures:                                             1998
                                                                 -----------
         200 Basis point rate shock
         Pre-shock NPV ratio: NPV as % of present value             12.16%
         of assets
         Exposure measure: Post-shock NPV ratio:                    11.11%
         Sensitivity measure: Change in NPV ratio:                    106 bps


         Calculations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments and deposit run-off, and should not be relied upon as indicative of actual results. Further, the calculations do not contemplate any actions the Bank may undertake in response to changes in interest rates.

         Savings associations with a greater than "normal" level of interest rate exposure may, in the future, be subject to a deduction from capital for an interest rate risk ("IRR") component for purposes of calculating their risk-based capital requirement.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. At June 30, 1998, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         In addition, the Bank may not declare or pay a cash dividend on its capital stock if the effect thereof would be to reduce the regulatory capital of the Bank below the amount required for the liquidation account to be established pursuant to the Bank's plan of conversion.

         Loans to One Borrower. Savings institutions are subject to the same limits as those applicable to national banks, which under current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus, or $500,000, whichever is greater. The Bank's maximum loan to one borrower limit was approximately $1.8 million as of June 30, 1998.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of June 30, 1998, the Bank was in compliance with its QTL requirement.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1998, the Bank was in compliance with these requirements.

Item 2.  Description of Property.
--------------------------------

         The Bank owns its main office located at 221 West Aztec Avenue, Gallup, New Mexico. The Bank leases additional office space across the street from its main office.

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


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1998 (the "Annual Report") is incorporated herein by reference.

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

Item 7.  Financial Statements
-----------------------------

         The Company's consolidated financial statements listed under Item 13 herein are incorporated herein by reference. The audit report for the 1997 fiscal year is included in this report.

                        [Atkinson & Co., Ltd. Letterhead]




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
GFSB Bancorp, Inc.
Gallup, New Mexico


We have audited the consolidated statements of earnings, changes in stockholders' equity, and cash flows GFSB Bancorp, Inc. and Subsidiary for the year ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of GFSB Bancorp, Inc. and Subsidiary consolidated operations and its consolidated cash flows for the year ended June 30, 1997 in conformity with generally accepted accounting principles.


                                            /s/Atkinson & Co., Ltd.



Albuquerque, New Mexico
August 11, 1997

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         The information contained in the section captioned "Proposal II -- Ratification of Appointment of Auditors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

                                    PART III

Item 9.  Directors  and  Executive  Officers,  Promoters  and  Control  Persons;
--------------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

         The information  contained under the section  captioned  "Section 16(a)
Beneficial   Ownership   Reporting   Compliance"  in  the  Proxy   Statement  is
incorporated herein by reference.

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

          1.      Independent Auditors' Report

          2.      GFSB Bancorp, Inc.

                  (a) Consolidated Statement of Financial Condition at June 30, 1998.

                  (b) Consolidated Statements of Earnings for each of the years in the two-year period ended June 30, 1998

                  (c) Consolidated Statements of Stockholders' Equity for each of the years in the two-year period ended June 30, 1998

                  (d) Consolidated Statements of Cash Flows for each of the years in the two-year period ended June 30, 1998

                  (e)      Notes to Consolidated Financial Statements

                  The  following   exhibits  are  included  in  this  Report  or
incorporated herein by reference:

          3.      (a)      List of Exhibits

                           3.1      Certificate of Incorporation of GFSB Bancorp, Inc.*

                           3.2      Bylaws of GFSB Bancorp, Inc.*

                           10.1     1995 Stock Option Plan**

                           10.2     Management Stock Bonus Plan**

                           13       1998 Annual Report to Stockholders

                           21       Subsidiaries of the Issuer**

                           23.1     Consent of Neff & Company LLP.

                           23.2     Consent of Atkinson & Co., Ltd.


                           27       Financial Data Schedule (in electronic filing only)

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

* Incorporated herein by reference to exhibits 3(i)(Certificate of Incorporation) and 3(ii)(Bylaws) to the Registration Statement on Form S-1 of the Registrant (File No. 33-90400) initially filed with the Commission on March 17, 1995.
** Incorporated by reference to the identically numbered exhibits of the Annual Report on Form 10- KSB for the fiscal year ended June 30, 1997 (File No. 0-25854) filed with the SEC.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GFSB BANCORP, INC.


Date:  September 28, 1998                   By: /s/Jerry R. Spurlin
                                                --------------------------------
                                                Jerry R. Spurlin
                                                President
                                                (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/Dr. Wallace R. Phillips            By:/s/Jerry R. Spurlin
    ------------------------------------     -----------------------------------
    Dr. Wallace R. Phillips                  Jerry R. Spurlin
    Director                                 President
                                             (Principal Executive, Financial and
                                             Accounting Officer)

Date: September 28, 1998                  Date:  September 28, 1998



By: /s/Richard C. Kauzlaric               By:
    ------------------------------------     -----------------------------------
    Richard C. Kauzlaric                     James Nechero, Jr.
    Chairman of the Board                    Director and Assistant Secretary

Date: September 28, 1998                  Date:  September 28, 1998




By:                                       By: /s/Michael P. Mataya
    ------------------------------------      ----------------------------------
    Vernon I. Hamilton                        Michael P. Mataya
    Director                                  Director

Date: September 28, 1998                  Date:  September 28, 1998




By: /s/Charles L. Parker, Jr.             By:
    ------------------------------------     -----------------------------------
    Charles L. Parker, Jr.                   George S. Perce
    Director and Treasurer                   Director and Secretary

Date: September 28, 1998                  Date:  September 28, 1998