Form 10KSB/A
period 1998-06-30
GFSB BANCORP INC
filed 1998-10-09
CIK 942129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
(Mark One):

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |^|


         State issuer's revenues for its most recent fiscal year. $8,362,813.

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

2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part^s II and III)

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
                                          ======       ======               ======        ======


         The following table sets forth the Bank's mortgage-backed securities activities information for the periods indicated.


                                        For the Year Ended June 30,
                                        ---------------------------
                                             1998       1997
                                             ----       ----
                                            (In Thousands)
    Mortgage-backed securities(1):
      Beginning balance: ..............   $ 32,070    $ 25,246
        Mortgage-backed securities
          purchased ...................    ^11,678      12,591

        Fair value adjustments ........    ^  (168)        312
                                          --------    --------
      Less:
        Mortgage-backed securities sold       --          --
        Principal repayments ..........   ^(10,029)     (6,079)
                                          --------    --------
    Ending balance ....................   $ 33,551    $ 32,070
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

Investment Activities

         At June 30, 1998, the Bank had an investment portfolio of approximately $4.3 million, consisting primarily of mutual funds and tax-exempt securities. To a lesser extent, the portfolio also includes FHLMC stock, and FHLB and FNMA debentures. The Bank classifies its investment securities, as available for sale, and held to maturity. The fair value of investment securities and ^held-to maturity securities at June 30, 1998 was $5.3 million, resulting in a net unrealized gain at that date of approximately $1 million.

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


                                                       Certificates
                                                       of Deposits
                                                       -----------
Maturity Period                                       (In Thousands)
---------------
Within three months.............................         ^$ 2,468
Three through six months........................         ^  2,245
Six through twelve months.......................         ^  8,555
Over twelve months..............................         ^  8,531
                                                           ------
                                                         ^$21,799
                                                          =======


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

         The registrant has declared the following cash dividends during the the past 2 fiscal years:

               Quarter ended            Cahs dividend per share
               -------------            -----------------------
               June 30, 1998                      $0.075
               March 31, 1998                      0.10
               December 31, 1997                   0.10
               September 30, 1997                  0.10
               June 30, 1997                       0.10
               March 31, 1997                      0.10
               December 31, 1996                   0.10
               September 30, 1996                  0.10

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of GFSB Bancorp, ^Inc.'s consolidated operations and its consolidated cash flows for the year ended June 30, 1997 in conformity with generally accepted accounting principles.


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

                                            GFSB BANCORP, INC.


Date:  September^30, 1998                   By: /s/Jerry R. Spurlin
                                                --------------------------------
                                                Jerry R. Spurlin
                                                President
                                                (Duly Authorized Representative)

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
    Dr. Wallace R. Phillips                  Jerry R. Spurlin
    Director                                 President
                                             (Principal Executive, Financial and
                                             Accounting Officer)

Date: September^30, 1998                  Date:  September^30, 1998



By: /s/Richard C. Kauzlaric               By:^/s/James Nechero, Jr.
    ------------------------------------     -----------------------------------
    Richard C. Kauzlaric                     James Nechero, Jr.
    Chairman of the Board                    Director and Assistant Secretary

Date: September^30, 1998                  Date:  September^30, 1998




By:                                       By: /s/Michael P. Mataya
    ------------------------------------      ----------------------------------
    Vernon I. Hamilton                        Michael P. Mataya
    Director                                  Director

Date: September^30, 1998                  Date:  September^30, 1998




By: ^                                     By:^/s/George S. Perce
    ------------------------------------     -----------------------------------
    Charles L. Parker, Jr.                   George S. Perce
    Director and Treasurer                   Director and Secretary

Date: ^                                   Date:  September^30, 1998