Form 10QSB
period 1998-09-30
GFSB BANCORP INC
filed 1998-11-13
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                                              ------------------

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


Delaware
---------------------------------------------
(State or Other Jurisdiction of Incorporation
or Organization)                                                 04-2095007
                                                            -------------------
                                                             (I.R.S. Employer
                                                            Identification No.)
221 West Aztec Avenue, Gallup, New Mexico
-----------------------------------------
(Address of Principal Executive Offices)                            87301
                                                                ------------
                                                                 (Zip Code)

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

                    Yes     X           No
                         --------            --------

As of October 31, 1998, there were issued and outstanding 1,051,898 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                      Index

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements:

             Consolidated Statements of Financial Condition
                 September 30, 1998 and June 30, 1998                      3

             Consolidated Statements of Earnings
                 and Comprehensive Earnings
                 Three months ended September 30, 1998
                 and September 30, 1997                                    4

             Consolidated Statements of Cash Flows
                 Three months ended September 30, 1998
                 and September 30, 1997                                    6

             Notes to Consolidated Financial Statements                    8

Item 2.      Management's Discussion and Analysis or Plan of Operation    10

                           PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                             16

             Signatures                                                   17

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         September 30,         June 30,
                                                            1998                 1998
                                                       ---------------    ----------------
                                                         (Unaudited)
                         ASSETS
Cash and due from banks                               $    1,749,589      $    2,047,860
Interest-bearing deposits with banks                       1,440,171           2,490,120
Federal funds sold                                                 0                   0
Available-for-sale investment securities                   6,729,533           5,188,095
Available-for-sale mortgage-backed securities             31,371,453          33,551,219
Hold-to-Maturity investment securities                       144,993             144,993
Stock of Federal Home Loan Bank, at cost, restricted       2,216,100           1,965,200
Loans receivable, net, substantially pledged              82,660,924          75,836,642
Accrued interest and dividends receivable                    740,953             675,485
Premises and equipment                                     1,485,557           1,035,668
Other real estate and repossessed property                    98,212             159,106
Prepaid and other assets                                      63,636              46,316
Deferred tax asset                                            68,377              68,377
                                                       -------------       -------------
       TOTAL ASSETS                                   $  128,769,499         123,209,081
                                                       =============       =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                          $    8,518,181      $    6,979,785
Savings and MMDA deposits                                 12,900,252          13,901,860
Time deposits                                             49,326,178          48,497,496
Accrued interest payable                                     249,988             223,702
Advances from borrowers for taxes and insurance              397,238             225,597
Accounts payable and accrued liabilities                     296,613             260,332
Deferred income taxes                                        423,233             426,553
Dividends declared and payable                                76,606              82,446
Advances from Federal Home Loan Bank                      43,201,476          38,247,631
Income taxes payable                                         117,039             154,757
                                                       -------------       -------------
       TOTAL LIABILITIES                                 115,506,803         109,000,159

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 1,500,000
 shares authorized; 1,165,537 issued and
 outstanding at June 30, 1998 and 1,087,661 shares
   issued and outstanding at September 30, 1998              104,208             113,515
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                      0                   0
Additional paid-in-capital                                 4,704,153           5,777,881
Unearned ESOP stock                                         (400,104)           (415,695)
Retained earnings, substantially
  restricted                                               8,169,275           8,041,610
Accumulated other comprehensive
  earnings                                                   685,165             691,611
                                                       -------------       -------------
        TOTAL STOCKHOLDERS' EQUITY                        13,262,696          14,208,922
                                                       -------------       -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  128,769,499      $  123,209,081
                                                       =============       =============
See notes to consolidated financial statements.


                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS


                                                         Three months ended
                                                             September 30
                                                     ---------------------------
                                                          1998          1997
                                                     ---------------------------
                                                      (Unaudited)   (Unaudited)
Interest income
        Loans receivable
                Mortgage loans                       $  1,516,686   $ 1,107,862
                Commercial loans                          113,963        56,777
                Share and consumer loans                   94,493        65,294
        Investment and mortgage-backed securities         510,863       643,030
        Other interest-earning assets                      51,071        39,784
                TOTAL INTEREST EARNINGS                 2,287,076     1,912,747
                                                      -----------    ----------
Interest expense
        Deposits                                          829,779       756,924
        Advances from Federal Home Loan Bank              568,064       412,025
                                                      -----------    ----------
                TOTAL INTEREST EXPENSE                  1,397,843     1,168,949
                                                      -----------    ----------
                NET INTEREST EARNINGS                     889,233       743,798

Provision for loan losses                                  15,000        37,459

                NET INTEREST EARNINGS AFTER
                  PROVISION FOR LOAN LOSSES               874,233       706,339

Non-interest earnings
        Income from real estate operations
        Miscellaneous income                                8,726         5,478
        Net gains from sales of loans                       2,135         3,257
        Service charge income                              35,085        10,442
                                                      -----------    ----------
                TOTAL NON-INTEREST EARNINGS                45,946        19,177

Non-interest expense
        Compensation and benefits                         340,237       231,363
        Insurance                                          14,898        13,159
        Stock services                                     13,357         2,749
        Occupancy                                          56,542        40,001
        Data processing                                    39,545        31,018
        Professional fees                                  12,954        38,963
        Advertising                                        16,374        17,726
        Other                                             105,433        67,894
                                                      -----------    ----------
                TOTAL NON-INTEREST EXPENSE                599,341       442,873

                               GFSB Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED


                                                        Three months ended
                                                           September 30
                                                    --------------------------
                                                        1998            1997
                                                    ----------      ----------
                                                    (Unaudited)     (Unaudited)

                EARNINGS BEFORE INCOME TAXES           320,838         282,643

Income tax expense
        Currently payable                              116,567         103,364
        Deferred provision                                   -               -
                                                    ----------      ----------
                                                       116,567         103,364
                                                    ----------      ----------
                NET EARNINGS                        $  204,271         179,279


Other comprehensive earnings:
        Unrealized gain (loss), net of tax
          of (2,192) in 1998 and $8,757 in 1997
          on available-for-sale securities              (6,446)         25,756
                                                    ----------      ----------
                COMPREHENSIVE EARNINGS                 197,825         205,035
                                                    ==========      ==========
Earnings per common share
        Basic                                       $     0.19            0.16
                                                    ==========      ==========
Weighted average number of common
 shares outstanding
        Basic                                        1,065,025       1,132,140
                                                    ==========      ==========
Earnings per common share
        Diluted                                           0.19            0.16
                                                    ==========      ==========
Weighted average number of common
 shares outstanding
        Diluted                                      1,093,847       1,147,843
                                                    ==========      ==========

                               GFSB Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                    Three months ended
                                                                       September 30,
                                                                 ------------------------
                                                                    1998          1997
                                                                 ----------    ----------
                                                                (Unaudited)    (Unaudited)
Cash flows from operating activities
        Net earnings                                           $   204,271    $  179,279
        Adjustments to reconcile net earnings to
          net cash provided by operations
                Deferred loan origination fees                     (49,078)      (37,180)
                Gain on sale of sold loans                          (2,135)       (3,257)
                Provision for loan losses                           15,000        37,459
                Depreciation of premises and equipment              30,682        19,025
                Amortization of investment and mortgage-
                  backed securities premiums (discounts)           104,215        69,562
                Stock dividends on FHLB stock                      (30,800)      (21,500)
                Release of ESOP stock                               23,028        26,508
                Stock compensation                                  13,446        12,406
                Provision (benefit) for deferred income taxes            0             0

        Net changes in operating assets and liabilities
                Accrued interest and dividends receivable          (65,468)      (91,111)
                Prepaid taxes                                            0             0
                Prepaid and other assets                           (17,320)       (1,483)
                Accrued interest payable                            26,286        75,437
                Accounts payable and accrued liabilities            22,835       (13,910)
                Income taxes payable                               (37,718)      (77,636)
                Dividends declared and payable                      (5,840)         (196)
                                                                 ---------     ---------
                        Net cash provided by
                        operating activities                       231,404       173,403

Cash flows from investing activities
        Purchase of premises and equipment                        (480,571)      (93,380)
        Loan originations and principal
          repayment on loans, net                               (6,727,178)   (6,693,371)
        Principal payments on mortgage-backed
          securities                                             2,872,988     1,977,923
        Purchases of mortgage-backed securities                   (880,255)   (9,739,727)
        Purchases of available-for-sale securities              (2,336,396)      (33,085)
        Maturities and proceeds from sale of
          available-for-sale securities                          1,010,000             0
        Purchases of municipal securities                         (211,990)     (640,000)
        Principal payments on municipal securities                  70,000             0
        Purchase of FHLB stock                                    (220,100)     (657,600)
                                                                 ---------     ---------
                        Net cash used by
                        investing activities                    (6,903,502)   (15,879,240)


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                         Three months ended
                                                            September 30,
                                                        1998            1997
                                                     (Unaudited)    (Unaudited)
Cash flows from financing activities
        Net increase in transaction accounts,
        savings and NOW deposits and
        time deposits                                $ 1,365,470    $ 2,476,195
        Net increase (decrease) in mortgage
         escrow funds                                    171,641        124,695
        Proceeds from FHLB advances                   74,832,527     73,282,950
        Repayments on FHLB advances                  (69,878,682)   (59,861,400)
        Purchase of GFSB Bancorp stock
         under the stock repurchase plan in cash      (1,090,472)             0
        Dividends paid or to be paid in cash             (76,606)       (75,219)
                                                     -----------     ----------
                        Net cash provided by
                        financing activities           5,323,878     15,947,221
                                                     -----------     ----------
        Increase (decrease) in cash and
          cash equivalents                            (1,348,220)       241,384

        Cash and cash equivalents at
          beginning of period                          4,537,980      2,994,128
                                                     -----------     ----------
        Cash and cash equivalents at end of period   $ 3,189,760      3,235,512
                                                     ===========     ==========

Supplemental disclosures
        Cash paid during the period for
                Interest on deposits and advances    $ 1,371,557    $ 1,093,512
                Income taxes                             106,578        181,000

        Change in unrealized gain (loss),
          net of deferred taxes on
          available-for-sale securities                   (6,446)        25,756

        Dividends declared not yet paid                   76,606         75,219

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

The organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company's financial statements filed as part of the Company's June 30, 1998, Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2.      Dividends
        ---------

During the quarter ended June 30, 1998, the Board of Directors declared a cash dividend of $0.075 per share on the Company's outstanding common stock, payable to stockholders of record as of June 30, 1998. The dividends were paid in July 1998.

During the quarter ended September 30, 1998, the Board of Directors declared a quarterly cash dividend of $0.075 per share on the Company's outstanding common stock, payable to stockholders of record as of September 30, 1998. The dividends were paid in October 1998.

As required by SOP 93-6, the dividends on unallocated ESOP shares have been recorded as an additional $5,000 compensation cost rather than a reduction of retained earnings.

3.      Employee Stock Ownership Plan
        -----------------------------

On December 31, 1997 the Company released 4341.26 shares of its common stock owned by the Company's ESOP. On September 30, 1998, the Company was committed to release 4157.61 shares of this common stock. The commitment resulted in $71,000 of additional compensation cost for the nine months ended September 30, 1998, with $23,000 of that amount booked as additional compensation cost for the three months ended September 30, 1998.

4.      Management Stock Bonus Plan
        ---------------------------

On January 5, 1996, the Company made awards under the Plan in the amount of 30,573 shares. The shares were awarded at a price of $9.25 per share. On January 5, 1998, the Company made awards under the Plan in the amount of 2,250 shares. The retirement during the quarter ended September 30, 1997 of an officer to whom an award had been made under the Plan, resulted in a reduction of 3,000 shares in the total number of shares awarded. Awards under the Plan are earned at the rate of one-fifth of the award per year as of the one-year anniversary of the grant of the award. On January 5, 1997, 6,112 shares under the Plan were earned, and the corresponding liability was paid. On January 5, 1998, 5,363 shares under the Plan were earned, and the corresponding liability was paid.

At September 30, 1998, 27,102 shares remained to be awarded under the Plan. As a result of this vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $39,000 has been recorded for the nine months ended September 30, 1998, with $13,000 of that amount booked as additional compensation for the three months ended September 30, 1998, under the provisions of the Plan.

5.      Earnings Per Share
        ------------------

The Company has potential dilutive common stock (stock options to employees and directors) and, accordingly, presents basic and diluted earnings per share. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 28,822 for the three month period ended September 30, 1998, and by 15,703 for the three month period ended September 30, 1997, in computing the diluted per share data.

6.      Comprehensive Earnings
        ----------------------

Comprehensive earnings, defined as the change in equity of a business enterprise from transactions and other events and circumstances from nonowner sources, is presented for the first time this quarter. The only item of other comprehensive earnings for the Company is the unrealized gain (loss) on available-for-sale securities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

GFSB Bancorp, Inc., is the 100% owner of Gallup Federal Savings Bank (the Bank), and the Bank is currently the only entity with which the holding company has an ownership interest. The Bank is primarily engaged in the business of accepting deposit accounts from the general public and using such funds to originate mortgage loans for the purchase and refinancing of one-to-four-family homes located in its primary market area. The Bank also originates multi-family, commercial real estate, construction, consumer and commercial business loans and purchases participations in one-to-four family mortgage loans. The Bank also purchases mortgage-backed and investment securities. The largest components of the Bank's net earnings are net interest income, which is the difference between interest income and interest expense, and non-interest income derived primarily from fees. Consequently, the Bank's earnings are dependent on its ability to originate loans, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's net earnings is also affected by its provision for loan losses as well as the amount of other expense, such as compensation and benefit expense, occupancy and equipment expense and deposit insurance premium expenses. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

GFSB Bancorp, Inc. (the Company) may from time to time make written or oral forward-looking statements, including statements contained in the Company's filing with the Securities and Exchange Commission (including this quarter report on Form 10-QSB and the exhibits thereto), in its reports to stockholders and in other communication by the Company, which are made in good faith by the Company pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

The Company cautions that this list of important factors in not exclusive. The Company does not undertake to update and forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

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

During the past few years the competing financial institutions located in Gallup have all been acquired by statewide and regional bank holding companies. As a result, as of 1995, the Bank is the only local institution headquartered and managed in Gallup, New Mexico. The Bank believes that its hometown advantage provides an opportunity to expand its operations as the only local independent financial institution. The Bank also believes that it has a unique ability to grow as a result of the relatively large number of local retail and wholesale businesses specializing in Indian jewelry. In addition, the Bank is exploring methods of increasing its business with the large Native American population located in the nearby Navajo and Zuni Pueblo Indian reservations.

Asset and Liability Management

In an effort to reduce interest rate risk and protect it from the negative effect of rapid increases and decreases in interest rates, the Bank has instituted certain asset and liability management measures. (See Management Strategy discussed above).

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

FINANCIAL CONDITION

The Bank's total assets increased $5.6 million or 4.5% from $123.2 million at June 30, 1998 to $128.8 million at September 30, 1998. This increase is primarily the result of a $6.8 million increase in the Bank's net loan portfolio. The majority of the increases are directly attributable to efforts of Management to increase investment and lending activity. During the same period, deposits increased $1.4 million or 2% from $69.4 million at June 30, 1998 to $70.7 million at September 30, 1998. This increase is primarily due to an increase in the Bank's volume of NOW accounts, business checking accounts and Time Deposits. Advances from the FHLB increased $5 million from $38.2 million at June 30, 1998 to $43.2 million at September 30, 1998. These additional borrowings funded purchases of loans and mortgage loan participations. The Bank had $685,000 and $692,000 in unrealized gains (net of deferred taxes) at September 30, 1998 and June 30, 1998, respectively from market gains on the Bank's available-for-sale investment and mortgage-backed portfolios.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997

General

Net earnings increased $25,000 or 13.9% for the quarter ended September 30, 1998 from the quarter ended September 30, 1997. This increase is primarily the result of an increase in net interest earnings of $145,000, an increase in non-interest earnings of $21,000, a $6,000 gain on the sale of other real estate owned and a decrease in provision for loan losses of $22,000, offset by an increase in non-interest expense of $156,000 and an increase in provision for income taxes of $13,000.

Interest Earnings

Total interest income increased $374,000 or 19.6% from $1.9 million for the quarter ended September 30, 1997, to $2.3 million for the quarter ended September 30, 1998. This increase was primarily due to $6.8 million increase in the banks net loan portfolio.

Interest Expense

Total interest expense increased $229,000 or 19.6% from $1.2 million for the quarter ended September 30, 1997 to $1.4 million for the quarter ended September 30, 1998. This increase was primarily due to a increase in FHLB borrowings and an increase in the deposit base.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $401,000 and $374,000 at September 30, 1998 and 1997, respectively. The provision for loan loss was $15,000 and $37,459 for the quarters ended September 30, 1998 and 1997 respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total Non-Interest income increased by $27,000 or 142.1% from $19,000 for the quarter ended September 30, 1997 to $46,000 for the quarter ended September 30, 1998. This increase was primarily due to increased service and NSF charges on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $156,000 or 35.3% from $443,000 for the quarter ended September 30, 1997 to $599,000 for the quarter ended September 30, 1998. This increase was primarily due to an increase in compensation and benefits of $53,300 from the hiring of additional staff to handle growth, general salary increases and increases due to accrual for stock-based compensation programs. Other expenses in compensation and benefits this quarter ended September 30, 1998 were a $12,000 increase in education and training due to employee training for the new operating system and application software and $43,700 in performance bonus plan accrual. This performance bonus plan accrual was budgeted for the fiscal year ending June 30, 1999 therefore will continue to increase non-interest expense in future periods. Other factors were increases in occupancy costs of $16,000, data processing costs of $9,000, stock services of $10,000 and other operating costs $37,000, offset by a decrease in professional fees of $26,000. The increase in occupancy cost is primarily due to lease expense and leasehold improvement expense on the new Loan Center and Furniture, Fixtures and Equipment depreciation for the new Drive-up facility and New Automated Teller Machine. The increase in data processing expense is primarily due to service bureau expense for upgrading computer software. The increase in stock services is primarily due to a fee paid to the OTS for filing a change of control application. The increase in other operating costs is primarily due to other real estate owned expenses, increased stationary and supplies, automated teller machine expense and postage expense. The decrease in professional fees is primarily due to a $27,000 invoice paid for auditing services in September 1997 for annual report preparation.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of liquid investments in qualifying types of U.S. Government, federal agency and other investments. Prior OTS regulations required that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets consist of not less than 1%, with the qualifying investments limited to those having maturities of five years of less. Revised OTS regulations effective November 13, 1997 lowered the required level of liquid assets to 4%, removed the short-term liquid asset requirement and deleted the five year or less maturity requirement. At September 30, 1998, the Bank's liquidity, as measured for regulatory purposes, was 5.52%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At September 30, 1998, cash and cash equivalents totaled $3 million. The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At September 30, 1998, the Bank had $43 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional mortgage-backed securities and mortgage loan participations as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended September 30, 1998, the Bank originated $13.7 million in total loans, of which $9.9 million were mortgage loans. The Bank also purchased $1.1 million in mortgage loan participations. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, federal funds and FHLB-Dallas overnight funds and readily marketable equity securities. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities, consisting principally of net earnings, provision for loan losses, amortization of investment and mortgage backed securities premiums and discounts, stock based compensation costs and income taxes less disbursements of interest and dividends, and loan origination fees, were $231,000 and $173,000 for the three month period ended September 30, 1998 and 1997 respectively. Net cash used for investing activities consisted primarily of disbursement of loan originations and investment and mortgage-backed security purchases, offset by principal collections on loans and principal collections and proceeds from maturities of investment securities and mortgage-backed securities. Such uses were $7 million and $16 million for the three month period ended

September 30, 1998 and 1997, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and new FHLB borrowings, offset by repayments on FHLB borrowings, were $5 million and $16 million for the three month period ended September 30, 1998 and 1997, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1998, the Bank had commitments to fund loans of $5 million. Certificates of deposit scheduled to mature in one year or less totaled $33.1 million. Based on historical withdrawals and outflows, on internal daily deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At September 30, 1998, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

The Year 2000 issue

Funds spent for Year 2000 expense in the quarter ended September 30, 1998 was $2,000. The Bank's operating budget for the fiscal year ending June 30, 1999 includes $75,000 for Year 2000 expense. In September 1998 the bank hired a full time data processing systems administrator. Although he will have other duties, his primary duties initially will be Year 2000 administration, testing, remediation, and contingency planning, and his salary will be allocated to Year 2000 expense. We have identified some personal computers and software to be upgraded. Management believes the $75,000 budget allocation for Year 2000 expense will cover these costs as well as those for the systems administrator. Because management expects to be Year 2000 compliant in almost all risk areas by June 30, 1999, Year 2000 costs for the fiscal year ending June 30, 2000 are not expected to be material. Should the Bank have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material.

In its initial Year 2000 Action Plan, the Bank identified seven phases as necessary to implement a Year 2000 compliant system. The Bank is a federally chartered financial institution regulated by the Office of Thrift Supervision
(OTS). The OTS identified five phases for Year 2000 compliance. The following list describes the five phases as identified by the OTS with comparable phases from the Bank's Year 2000 Action Plan identified in parentheses, if different:

1. Awareness -- Inform senior management of Year 2000 issues and possible impact to the overall organization.

2. Assessment (Inventory, Assessment) -- Estimate the scope of the Year 2000 project and develop the budget for project execution. Develop a complete inventory of hardware, software and systems, and categorize by importance.

3. Renovation (Analysis, Renovation) -- Perform a detailed analysis and develop detailed plans for correction, testing and reimplementing critical applications. Correct and replace all critical applications.

4. Validation (Testing) -- Test all critical applications unit and system level.

5. Implementation -- Implement all critical applications and databases in a production environment. Integration test.

As of September 30, 1998 the following chart shows the current and projected status of the Bank's Year 2000 compliance efforts:

Phase                   9/28/98  10/15/98      12/31/98     3/31/99     6/30/99
-----                   -------  --------      --------     -------     -------

Awareness               100%     -             -            -           -

Assessment              100%     -             -            -           -

Renovation               85%     100%          -            -           -

Validation               10%      60%           85%         100%        -

Implementation           10%      60%           85%          95%        100%


Subsequent Events

In June 1998, the Bank opened a newly constructed drive-up teller and automated teller machine facility on a lot previously purchased for this purpose adjacent to the present bank building. On September 14, 1998, the Bank moved its loan operations into a new Loan Center across the street from its office. The 7000 sq. ft. building was leased for ten years with an option to purchase at a set price. Management believes the additions will provide the Bank growth potential by improving its ability to deliver retail-banking services in the community. These additions had a minimal impact on financial performance for the Bank for the quarter ended September 30, 1998, but they will materially increase non-interest expense for the Company during the fiscal year ending June 30, 1999 and subsequent years.

Stock Repurchase Program

On August 18, 1998, the Company issued a press release announcing its intention to repurchase up to 5% (58,276 shares) of the Company's common stock. The repurchase was complete on September 9, 1998. On September 9, 1998, the Company issued a press release announcing its intention to repurchase up to 5% (55,363 shares) of the Company's common stock. The repurchase was complete on October 6, 1998. All shares repurchased have been retired as authorized but unissued. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

Impact of Inflation and Changing Prices

The consolidated financial statements of the Company and notes thereto, presented elsewhere herein, have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), which require the measurement of financial position and operating results primarily in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike most industrial companies, nearly all the assets and liabilities of the Company are financial. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recapture of Post 1987 Bad Debt Reserves

The Small Business Job Protection Act of 1996, among other things, equalized the taxation of thrifts and banks. The bill no longer allows thrifts a choice between the percentage of taxable income method and the experience method in determining additions to their bad debt reserves. Smaller thrifts with $500 million of assets or less are only allowed to use the experience method, which is generally available to small banks currently. Larger thrifts must use the specific charge off method regarding its bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 will generally not be taxed. Institutions can delay these taxes for two years if they meet a residential - lending test. At June 30, 1998, the Bank had $46,613 of post 1987 bad-debt reserves of which 1/6th or $9,323 was recaptured into taxable income for the year ended June 30, 1998. Future recapture of the Bank's bad-debt reserves may have an adverse effect on net earnings. Management does not believe such future recapture of the Bank's bad debt reserves will have a material impact on the Bank's financial condition.

Impact of Certain Accounting Standards

Accounting for Stock-Based Compensation

In October, 1995, the FASB issued SFAS No. 123 Statement of Accounting for Stock-Based Compensation which defines a fair value based method of accounting for an employee stock option whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. The FASB encouraged all entities to adopt the fair value based method, however, it allows entities to continue the use of the intrinsic value based method prescribed by Accounting Principles Board (APB) Opinion No. 25. Under the intrinsic value based method, compensation cost is the excess of the market price of the stock at the grant date over the amount an employee must pay to acquire the stock. However, most stock option plans have no intrinsic value at the grant date and, as such, no compensation cost is recognized under APB Opinion No. 25. Entities electing to continue use of the accounting treatment of APB Opinion No. 25 must make certain pro forma disclosures as if the fair value based method had been applied. The Bank has continued to use the intrinsic value based method as prescribed by APB Opinion No. 25.

Disclosure About Segments of an Enterprise and Related Information

Also in June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This Statement establishes standards for the way that public entities report information about operating segments in annual financial statements and requires that selected information about operating segments be reported in interim financial reports as well. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for fiscal years beginning after December 31, 1997, except for interim financial statements in the initial year of its application.

PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
None

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GFSB BANCORP, INC.


Date: November 6, 1998                       /s/ Jerry R. Spurlin
                                             -----------------------------------
                                             Jerry R. Spurlin
                                             President
                                             (Duly Authorized Representative and
                                              Principal Financial Officer)