Form 10QSB
period 1998-12-31
GFSB BANCORP INC
filed 1999-02-12
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998
                                               -----------------
                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    --------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware
--------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)
                                                                04-2095007
                                                                ----------
                                                              (I.R.S. Employer
                                                             Identification No.)
221 West Aztec Avenue, Gallup, New Mexico
-----------------------------------------
(Address of Principal Executive Offices)
                                                                   87301
                                                                   -----
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
                                   Yes |X|     No
                                       ----       ----

As of February 4, 1999, there were issued and outstanding 1,047,223 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                     Index


                                                                        Page No.
                                                                        --------

                         PART I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements


          Consolidated Statements of Financial Condition
               December 31, 1998 and June 30, 1998                            3

          Consolidated Statements of Earnings and Comprehensive Earnings
               Three months and six months ended December 31, 1998 and 1997   4

          Consolidated Statements of Cash Flows
               Six months ended December 31, 1998 and 1997                    6

          Notes to Consolidated Financial Statements                          8

Item 2.   Management's Discussion and Analysis or Plan of Operation          10

                           Part II. OTHER INFORMATION

Item. 4.  Submission of Matters to a Vote of Security Holders                17

Item 6.   Exhibits and Reports on Form 8-K                                   18

          Signatures                                                         19

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               December 31,              June 30,
                                                                                   1998                    1998
                                                                             ------------------      -----------------
                                                                                (Unaudited)
                                         ASSETS
Cash and due from banks                                                        $   2,247,589    $   2,047,860
Interest-bearing deposits with banks                                                 828,498        2,490,120
Federal funds sold                                                                         0                0
Available-for-sale investment securities                                           7,475,412        5,188,095
Available-for-sale mortgage-backed securities                                     28,610,552       33,551,219
Hold-to-Maturity investment securities                                             1,125,175          144,993
Stock of Federal Home Loan Bank, at cost, restricted                               2,321,600        1,965,200
Loans receivable, net, substantially pledged                                      88,592,716       75,836,642
Accrued interest and dividends receivable                                            729,093          675,485
Premises and equipment                                                             1,478,628        1,035,668
Other real estate and repossessed property                                           248,671          159,106
Prepaid and other assets                                                              43,579           46,316
Deferred tax asset                                                                    68,377           68,377
                                                                               -------------    -------------

        TOTAL ASSETS                                                           $ 133,769,890      123,209,081
                                                                               =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                                   $  10,733,232    $   6,979,785
Savings and MMDA deposits                                                         13,557,079       13,901,860
Time deposits                                                                     49,617,482       48,497,496
Accrued interest payable                                                             234,672          223,702
Advances from borrowers for taxes and insurance                                      301,138          225,597
Accounts payable and accrued liabilities                                             423,800          260,332
Deferred income taxes                                                                459,719          426,553
Dividends declared and payable                                                        73,923           82,446
Advances from Federal Home Loan Bank                                              45,184,855       38,247,631
Income taxes payable                                                                  66,761          154,757
                                                                               -------------    -------------

        TOTAL LIABILITIES                                                        120,652,660      109,000,159
                                                                                 ===========      ===========

COMMITMENTS AND CONTINGENCIES                                                           --               --

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,165,537 issued and outstanding
  at June 30, 1998 and 1,051,898 shares issued and
  outstanding at December 31, 1998, adjusted for
  30,389 and 45,584 shares at June 30, 1998 and December 31, 1998, for unallocated Manangement Stock Bonus Plan shares
  held by the Company's wholly owned subsidiary, respectively.                       100,631          113,515
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                           --               --
Additional paid-in-capital                                                         4,211,497        5,777,881
Unearned ESOP stock                                                                 (400,088)        (415,695)
Retained earnings, substantially
  restricted                                                                       8,312,794        8,041,610
Accumulated other comprehensive
earnings                                                                             892,396          691,611
                                                                               -------------    -------------
        TOTAL STOCKHOLDERS' EQUITY                                                13,117,230       14,208,922
                                                                               -------------    -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 133,769,890    $ 123,209,081
                                                                               =============    =============

See notes to consolidated financial statements.

                                     GFSB Bancorp, Inc.

                             CONSOLIDATED STATEMENTS OF EARNINGS
                                 AND COMPREHENSIVE EARNINGS

                                                                     Three months ended                    Six months ended
                                                                        December 31,                         December 31,
                                                                ------------------------------      -------------------------------
                                                                   1998              1997               1998              1997
                                                                ------------------------------      -------------------------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Interest income
           Loans receivable
                          Mortgage loans                      $   1,605,430     $   1,230,456     $    3,122,116         2,338,318
                          Commercial loans                          122,734            60,062            236,696           116,839
                          Share and consumer loans                  101,303            75,129            195,796           140,423
           Investment and mortgage-backed securities                484,423           672,493            995,286         1,315,522
           Other interest-earning assets                             52,543            50,672            103,614            90,455
                                                                ------------      ------------      -------------      ------------

                          TOTAL INTEREST EARNINGS                 2,366,433         2,088,812          4,653,509         4,001,559

Interest expense
           Deposits                                                 820,827           784,041          1,650,605         1,540,965
           Advances from Federal Home Loan Bank                     583,917           520,900          1,151,981           932,925
                                                                ------------      ------------      -------------      ------------

                          TOTAL INTEREST EXPENSE                  1,404,744         1,304,941          2,802,587         2,473,890
                                                               ------------      ------------      -------------      ------------

                          NET INTEREST EARNINGS                     961,689           783,871          1,850,922         1,527,669

Provision for loan losses                                            25,000                 0             40,000            37,459
                                                               ------------      ------------      -------------      ------------

                          NET INTEREST EARNINGS AFTER
                            PROVISION FOR LOAN LOSSES               936,689           783,871          1,810,922         1,490,210

Non-interest earnings
           Income from real estate operations                             -                 -                 -                  -
           Miscellaneous income                                       2,564             1,305             11,288             6,782
           Net gains from sales of loans                              7,090               955              9,225             4,212
           Service charge income                                     38,109            19,805             73,194            30,247
                                                               ------------      ------------      -------------      ------------
                          TOTAL NON-INTEREST EARNINGS                47,763            22,065             93,707            41,241

Non-interest expense
           Compensation and benefits                                356,189           214,931            696,426           446,295
           Insurance                                                 14,923            13,168             29,821            26,328
           Stock services                                             3,287             4,921             16,644             7,670
           Occupancy                                                 70,015            39,513            126,558            79,513
           Data processing                                           59,552            31,725             99,097            62,743
           Professional fees                                         14,737            30,012             27,692            68,975
           Advertising                                               19,028             9,782             35,402            27,509
           Other                                                     93,555            83,746            198,988           151,640
                                                                ------------      ------------      -------------      ------------
                          TOTAL NON-INTEREST EXPENSE                631,286           427,798          1,230,627           870,672

                                     GFSB Bancorp, Inc.

                             CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                     Three months ended                    Six months ended
                                                                        December 31,                         December 31,
                                                                ------------------------------      -------------------------------
                                                                   1998              1997               1998              1997
                                                                ------------------------------      -------------------------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)

                          EARNINGS BEFORE INCOME TAXES              353,166           378,138            674,002           660,780

Income tax expense
           Currently payable                                        135,723           146,137            252,289           249,501
           Deferred provision                                             -                 -                 -                  -
                                                               ------------      ------------      -------------      ------------
                                                                    135,723           146,137            252,289           249,501
                                                                ------------      ------------      -------------      ------------
                          NET EARNINGS                          $   217,443       $   232,001            421,714           411,279
                                                                ============      ============      =============      ============
Other Comprehensive Earnings
           Unrealized gain (loss), net of tax
           of $79,543 in 1998 and $47,612 in 1997
           on available-for-sale securities                         207,231            66,668            200,785            92,424
                                                                ============      ============      =============      ============
                          COMPREHENSIVE EARNINGS                    424,674           298,669            622,499           503,703
                                                                ============      ============      =============      ============

Earnings per common share
           Basic                                                $      0.22              0.20               0.40              0.36
                                                                ============      ============      =============      ============
Weighted average number of common shares outstanding
           Basic                                                  1,008,985         1,133,725          1,047,923         1,132,915
                                                                ============      ============      =============      ============

Earnings per common share
           Diluted                                                     0.21              0.20               0.39              0.36
                                                                ============      ============      =============      ============

Weighted average number of common shares outstanding
           Diluted                                                1,035,688         1,150,651          1,076,970         1,148,040
                                                                ============      ============      =============      ============
Comprehensive earnings per common share
           Basic                                                       0.42              0.26               0.59              0.44
                                                                ============      ============      =============      ============
           Diluted                                                     0.41              0.26               0.58              0.44
                                                                ============      ============      =============      ============


                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                                Six months ended
                                                                                  December 31,
                                                                         --------------------------------
                                                                              1998           1997
                                                                         -------------   ----------------
                                                                           (Unaudited)     (Unaudited)
Cash flows from operating activities
             Net earnings                                                $    421,714    $    411,279
             Adjustments to reconcile net earnings to
               net cash provided by operations
                         Deferred loan origination fees                      (157,153)        (79,085)
                         Gain on sale of sold loans                            (9,225)         (4,212)
                         Provision for loan losses                             40,000          37,459
                         Depreciation of premises and equipment                69,863          38,936
                         Amortization of investment and mortgage-
                           backed securities premiums (discounts)             197,708         131,256
                         Stock dividends on FHLB stock                        (63,100)        (49,400)
                         Release of ESOP stock                                 45,376          52,527
                         Stock compensation                                    26,893          24,470
                         Provision (benefit) for deferred income taxes           --              --

             Net changes in operating assets and liabilities
                         Accrued interest and dividends receivable            (53,608)       (120,379)
                         Prepaid taxes                                           --              --
                         Prepaid and other assets                               2,736           4,672
                         Accrued interest payable                              10,970          59,960
                         Accounts payable and accrued liabilities             136,574          53,494
                         Income taxes payable                                 (87,996)       (128,499)
                         Dividends declared and payable                        (8,523)           (196)
                                                                         ------------    ------------

                                     Net cash provided by
                                     operating activities                     572,229         432,282

Cash flows from investing activities
             Purchase of premises and equipment                              (512,823)       (136,087)
             Loan originations and principal
               repayment on loans, net                                    (12,719,262)    (11,111,598)
             Principal payments on mortgage-backed
               securities                                                   5,469,927       4,385,694
             Purchases of mortgage-backed securities                         (880,255)    (10,770,665)
             Purchases of available-for-sale securities                    (3,980,260)     (2,455,562)
             Maturities and proceeds from sale of
               available-for-sale securities                                2,010,000            --
             Principal payments on available-for-sale securities               70,000            --
             Purchases of held-to-maturity securities                        (980,000)           --
             Maturities and proceeds from sale of
              held-to-maturity securities                                        --              --
             Purchase of FHLB stock                                          (293,300)       (779,000)
                                                                         ------------    ------------

                                     Net cash used by
                                     investing activities                 (11,815,973)    (20,867,218)

                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                                    Six months ended
                                                                                       December 31,
                                                                         -----------------------------------------
                                                                              1998                     1997
                                                                         ----------------         ----------------
                                                                           (Unaudited)              (Unaudited)
Cash flows from financing activities
             Net increase in transaction accounts, passbook
               savings, money market accounts, and
               certificates of deposit                                 $       4,528,652        $       5,375,528
             Net increase (decrease) in mortgage escrow funds                     75,541                   12,835
             Proceeds from FHLB advances                                     148,835,528              234,345,950
             Repayments on FHLB advances                                    (141,898,304)            (219,210,700)
             Purchase of GFSB Bancorp stock under the
               stock repurchase plan in cash                                  (1,609,036)                                       -
             Dividends paid or to be paid in cash                               (150,530)                (150,439)
                                                                         ----------------         ----------------

                                     Net cash provided by
                                     financing activities                      9,781,851               20,373,174
                                                                         ----------------         ----------------

             Increase (decrease) in cash and cash equivalents                 (1,461,893)                 (61,762)

             Cash and cash equivalents at beginning of period                  4,537,980                2,994,128
                                                                         ----------------         ----------------

             Cash and cash equivalents at end of period                $       3,076,087                2,932,366
                                                                         ================         ================


Supplemental disclosures
             Cash paid during the period for
                         Interest on deposits and advances             $       1,754,827        $       2,413,930
                         Income taxes                                            340,284                  377,640

             Change in unrealized gain (loss), net of deferred
               taxes on available-for-sale securities                            200,785                   92,424

             Dividends declared not yet paid                                      73,923                   75,219



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

2.       Dividends
         ---------

During the quarter ended September 30, 1998, the Board of Directors declared a cash dividend of $0.075 per share on the Company's outstanding common stock, payable to stockholders of record as of September 30, 1998. The dividends were paid in October 1998.

During the quarter ended December 31, 1998, the Board of Directors declared a quarterly cash dividend of $0.075 per share on the Company's outstanding common stock, payable to stockholders of record as of December 31, 1998. The dividends were paid in January 1999.

As required by SOP 93-6, the dividends on unallocated ESOP shares have been recorded as an additional $5,000 compensation cost rather than a reduction of retained earnings.

3.       Employee Stock Ownership Plan
         -----------------------------

On December 31, 1997 the Company released 4341.26 shares of its common stock owned by the Company's ESOP. On December 31, 1998, the Company was committed to release 7022.35 shares of this common stock. The commitment resulted in $93,000 of additional compensation cost for the twelve months ended December 31, 1998, with $22,000 of that amount booked as additional compensation cost for the three months ended December 31, 1998.

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

At December 31, 1998, 27,102 shares remained to be awarded under the Plan. As a result of this vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $52,000 has been recorded for the twelve months ended December 31, 1998, with $13,000 of that amount booked as additional compensation for the three months ended December 31, 1998, under the provisions of the Plan.

5.       Earnings Per Share
         ------------------

The Company has potential dilutive common stock (stock options to employees and directors) and accordingly presents basic and diluted earnings per share. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 26,703 for the three month period ended December 31, 1998, and by 16,926 for the three month period ended December 31, 1997, in computing the diluted per share data.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 29,047 for the six month period ended December 31, 1998, and by 15,125 for the six month period ended December 31, 1997, in computing the diluted per share data.


6.       Comprehensive Earnings
         ----------------------

Comprehensive earnings, defined as the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources, was presented for the first time in the quarter ended September 30, 1998. The only item of other comprehensive earnings for the Company is the unrealized gain
(loss) on available-for-sale securities.

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

GFSB Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filing with the Securities and Exchange Commission (including this quarter report on Form 10-QSB and the exhibits thereto), in its reports to stockholders and in other communication by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

FINANCIAL CONDITION

The Bank's total assets increased $10.6 million or 8.6% from $123.2 million at June 30, 1998 to $133.8 million at December 31, 1998. This increase is primarily the result of a $12.8 million increase in the Bank's net loan portfolio. The majority of the increases are directly attributable to efforts of Management to increase investment and lending activity. During the same period, deposits increased $4.5 million or 6.5% from $69.4 million at June 30, 1998 to $73.9 million at December 31, 1998. This increase is primarily due to an increase in the Bank's volume of NOW accounts, business checking accounts and Time Deposits. Advances from the FHLB increased $7 million from $38.2 million at June 30, 1998 to $45.2 million at December 31, 1998. These additional borrowings funded purchases of loans and mortgage loan participations. The Bank had $892,000 and $692,000 in unrealized gains (net of deferred taxes) at December 31, 1998 and June 30, 1998, respectively from market gains on the Bank's available-for-sale investment and mortgage-backed portfolios.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED DECEMBER 31, 1998 COMPARED TO QUARTER ENDED DECEMBER 31, 1997

General

Net earnings decreased $15,000 or 6.3% for the quarter ended December 31, 1998 from the quarter ended December 31, 1997. This decrease is primarily the result of an increase in non-interest expense of $203,000, an increase in the provision for loan losses of $25,000 and a decrease in income tax expense of $10,000, offset by an increase in net interest earnings of $178,000 and an increase in non-interest earnings of $26,000

Interest Earnings

Total interest income increased $278,000 or 13.3% from $2.1 million for the quarter ended December 31, 1997, to $2.4 million for the quarter ended December 31, 1998. This increase was primarily due to substantial increases in the banks net loan portfolio.

Interest Expense

Total interest expense increased $100,000 or 7.6% from $1.3 million for the quarter ended December 31, 1997 to $1.4 million for the quarter ended December 31, 1998. This increase was primarily due to an increase in FHLB borrowings and an increase in the deposit base.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $421,000 and $369,000 at December 31, 1998 and 1997, respectively. The provision for loan loss was $25,000 for the quarter ended December 31, 1998. No provision for loan loss was made for the quarter ended December 31, 1997. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-Interest income increased by $26,000 or 116.5% from $22,000 for the quarter ended December 31, 1997 to $48,000 for the quarter ended December 31, 1998. This increase was primarily due to increased service and NSF charges on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $203,000 or 47.5% from $428,000 for the quarter ended December 31, 1997 to $631,000 for the quarter ended December 31, 1998. This increase was primarily due to an increase in compensation and benefits of $141,000 from the hiring of additional staff to handle growth, general salary increases and increases due to accrual for stock-based compensation programs. Other expenses in compensation and benefits this quarter ended December 31, 1998 include a $44,600 performance bonus plan accrual. This performance bonus plan accrual was budgeted for the fiscal year ending June 30, 1999 therefore will continue to increase non-interest expense in future periods. Other factors were increases in occupancy costs of $31,000, data processing costs of $28,000, advertising costs of $10,000 and other operating costs $10,000, offset by a decrease in professional fees of $15,000. The increase in occupancy cost is primarily due to lease expense and leasehold improvement expense on the new Loan Center and Furniture, Fixtures and Equipment depreciation for the new Drive-up facility and New Automated Teller Machine. The increase in data processing expense is primarily due to service bureau expense for upgrading computer software. The increase in other operating costs is primarily due to other real estate owned expenses and Year 2000 expense. The increase in advertising costs is a result of efforts of the Bank to achieve growth in deposits through attracting new customers. The decrease in professional fees is primarily due to a decrease in legal fees and audit and accounting accruals.



RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR SIX MONTH PERIOD ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1997

General

Net earnings increased $11,000 or 2.5% for the six-month period ended December 31, 1998 from the six-month period ended December 31, 1997. This increase is primarily the result of an increase in net-interest earnings of $323,000 and a increase in non-interest earnings of $53,000, offset by an increase in non-interest expense of $360,000, an increase in provision for loan loss of $3,000 and an increase in provision for income taxes of $2,000.

Interest Earnings

Total interest income increased $652,000 or 16.3% from $4.0 million for the six-month period ended December 31, 1997, to $4.7 million for the six-month period ended December 31, 1998. This increase was primarily due to substantial increases in the banks net loan portfolio.

Interest Expense

Total interest expense increased $329,000 or 13.3% from $2.5 million for the six-month period ended December 31, 1997 to $2.8 million for the six-month period ended December 31, 1998. This increase was primarily due to an increase in FHLB borrowings and an increase in the deposit base.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $421,000 and $369,000 at December 31, 1998 and 1997, respectively. The provision for loan loss was $40,000 and $37,000 for the six-month period ended December 31, 1998 and 1997, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-Interest income increased by $53,000 or 127.2% from $41,000 for the six-month period ended December 31, 1997 to $94,000 for the quarter ended December 31, 1998. This increase was primarily due to increased service and NSF charges on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $360,000 or 41.3% from $871,000 for the six-month period ended December 31, 1997 to $1,231,000 for the six month period ended December 31, 1998. This increase was primarily due to an increase in compensation and benefits of $250,000 from the hiring of additional staff to handle growth, general salary increases and increases due to accrual for stock-based compensation programs. Other expenses in compensation and benefits the six-month period ended December 31, 1998 includes a $87,500 performance bonus plan accrual and a $12,000 increase in education and training due to employee training for the new operating system and application software. This performance bonus plan accrual was budgeted for the fiscal year ending June 30, 1999 therefore will continue to increase non-interest expense in future periods. Other factors were increases in occupancy costs of $47,000, data processing costs of $36,000, advertising costs of $7,000 and other operating costs $48,000, an increase in stock services of $9,000 offset by a decrease in professional fees of $41,000. The increase in occupancy cost is primarily due to lease expense and leasehold improvement expense on the new Loan Center and Furniture, Fixtures and Equipment depreciation for the new Drive-up facility and New Automated Teller Machine. The increase in data processing expense is primarily due to service bureau expense for upgrading computer software. The increase in other operating costs is primarily due to other real estate owned expenses, increased stationary and supplies, automated teller machine expense, postage expense and Year 2000 expense. The increase in advertising costs is a result of efforts of the Bank to achieve growth in deposits through attracting new customers. The increase in stock services is primarily due to a fee paid to the OTS for filing a change of control application. The decrease in professional fees is primarily due to a decrease in legal fees and audit and accounting accruals.


Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments. Prior OTS regulations required that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets consist of not less than 1%, with the qualifying investments limited to those having maturities of five years of less. Revised OTS regulations effective November 13, 1997 lowered the required level of liquid assets to 4%, removed the short-term liquid asset requirement and deleted the five year or less maturity requirement. At December 31, 1998, the Bank's liquidity, as measured for regulatory purposes, was 5.82%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At December 31, 1998, cash and cash equivalents totaled $3 million. The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At December 31, 1998, the Bank had $45 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional mortgage-backed securities and mortgage loan participations as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended December 31, 1998 the Bank originated $14.6 million in total loans, of which $11.4 million were mortgage loans. The Bank also purchased $1 million in mortgage loan participations. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, federal funds and FHLB-Dallas overnight funds and readily marketable equity securities. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities, consisting principally of net earnings, provision for loan losses, amortization of investment and mortgage backed securities premiums and discounts, stock based compensation costs and income taxes less disbursements of interest and dividends, and loan origination fees, were $572,000 and $432,000 for the six month period ended December 31, 1998 and 1997 respectively. Net cash used for investing activities consisted primarily of disbursement of loan originations and investment and mortgage-backed security purchases, offset by principal collections on loans and principal collections and proceeds from maturities of investment securities and mortgage-backed securities. Such uses were $11.8 million and $20.9 million for the six month period ended December 31, 1998 and 1997, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and new FHLB borrowings, offset by repayments on FHLB borrowings, were $9.8 million and $20.4 million for the six month period ended December 31, 1998 and 1997, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 1998, the Bank had commitments to fund loans of $9 million. Certificates of deposit scheduled to mature in one year or less totaled $37.1 million. Based on historical withdrawals and outflows, on internal daily deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At December 31, 1998, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

The Year 2000 issue

Funds spent for Year 2000 expense in the quarter ended December 31, 1998 was $23,000. Funds spent for Year 2000 expense for the six month period ended December 31, 1998 was $25,000. The Bank's operating budget for the fiscal year ending June 30, 1999 includes $75,000 for Year 2000 expense. In September 1998 the bank hired a full time data processing systems administrator. Although he will have other duties, his primary duties initially will be Year 2000 administration, testing, remediation, and contingency planning, and his salary will be allocated to Year 2000 expense. We have identified some personal computers and software to be upgraded. Management believes the $75,000 budget allocation for Year 2000 expense will cover these costs as well as those for the systems administrator. Because management expects to be Year 2000 compliant in almost all risk areas by June 30, 1999, Year 2000 costs for the fiscal year ending June 30, 2000 are not expected to be material. Should the Bank have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material.

In its initial Year 2000 Action Plan, the Bank identified seven phases as necessary to implement a Year 2000 compliant system. The Bank is a federally chartered financial institution regulated by the Office of Thrift Supervision ("OTS"). The OTS identified five phases for Year 2000 compliance. The following list describes the five phases as identified by the OTS with comparable phases from the Bank's Year 2000 Action Plan identified in parentheses, if different:

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

5. Implementation -- Implement all critical applications and databases in a production environment. Integration test.

As of December 31, 1998 the following chart shows the current and projected status of the Bank's Year 2000 compliance efforts:

Phase                      12/31/98       3/31/99          6/30/99
-----                      --------       -------          -------

Awareness                    100%             -                 -

Assessment                   100%             -                 -

Renovation                   100%             -                 -

Validation                    93%            100%               -

Implementation                93%             95%              100%

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

Stock Repurchase Program

On September 9, 1998, the Company issued a press release announcing its intention to repurchase up to 5% (55,363 shares) of the Company's common stock. The repurchase was complete on October 6, 1998. On November 24, 1998 the Company issued a press release announcing its intention to repurchase up to 5% (52,595 shares) of the Company's common stock. As of December 31, 1998 none of these shares have been repurchased. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

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

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of the stockholders of the Company was held on November 9, 1998. At the meeting, two directors were elected for terms to expire in 2001 and the selection of independent accountant was ratified.

The results of voting are shown for each matter considered.

Director election:

Nominee                    Votes For        Votes Withheld      Broker non-votes

Wallace R. Phillips          785,567            1,668                  0
Richard C. Kauzlaric         785,567            1,668                  0


Auditor ratification:

Votes for                    669,650

Votes against                115,073

Abstentions                    2,512


Item 6.  Exhibits and Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GFSB BANCORP, INC.


Date: February 12, 1999                      /s/Jerry R. Spurlin
                                             -----------------------------------
                                             Jerry R. Spurlin
                                             President
                                             (Duly Authorized Representative and
                                             Principal Financial Officer)