Form 10QSB
period 1999-03-31
GFSB BANCORP INC
filed 1999-05-12
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        For the transition period from ________ to _______


                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware
------------------
(State or Other Jurisdiction of Incorporation or Organization)
                                                                 04-2095007
                                                             -------------------
                                                              (I.R.S. Employer
                                                             Identification No.)
221 West Aztec Avenue, Gallup, New Mexico
(Address of Principal Executive Offices)
                                                                   87301
                                                               -------------
                                                                 (Zip Code)

Issuer's Telephone Number, Including Area Code:                (505) 722-4361
                                                             ------------------

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


As of May 3, 1999, there were issued and outstanding 1,020,286 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                      Index

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Statements of Financial Condition
            March 31, 1999 and June 30, 1998                                 3

        Consolidated Statements of Earnings and Comprehensive Earnings
            Three months and nine months ended March 31, 1999 and 1998       4

        Consolidated Statements of Cash Flows
            Nine months ended March 31, 1999 and 1998                        6

        Notes to Consolidated Financial Statements                           8

Item 2. Management's Discussion and Analysis or Plan of Operation           10

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    17

        Signatures                                                          18

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 March 31,               June 30,
                                                                                    1999                   1998
                                                                              -----------------      ------------------
                                                                                (Unaudited)
                                     ASSETS
Cash and due from banks                                                     $        2,206,531     $         2,047,860
Interest-bearing deposits with banks                                                 1,174,123               2,490,120
Federal funds sold                                                                           0                       0
Available-for-sale investment securities                                             9,327,271               5,188,095
Available-for-sale mortgage-backed securities                                       27,681,128              33,551,219
Held-to-Maturity investment securities                                               1,676,147                 144,993
Stock of Federal Home Loan Bank, at cost, restricted                                 2,433,900               1,965,200
Loans receivable, net, substantially pledged                                        91,458,960              75,836,642
Accrued interest and dividends receivable                                              829,628                 675,485
Premises and equipment                                                               1,445,306               1,035,668
Other real estate and repossessed property                                             150,459                 159,106
Prepaid and other assets                                                                72,670                  46,316
Deferred tax asset                                                                      68,377                  68,377
                                                                              -----------------      ------------------

        TOTAL ASSETS                                                        $      138,524,500             123,209,081
                                                                              =================      ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                                $       12,233,365     $         6,979,785
Savings and MMDA deposits                                                           15,550,806              13,901,860
Time deposits                                                                       49,726,494              48,497,496
Accrued interest payable                                                               243,776                 223,702
Advances from borrowers for taxes and insurance                                        484,416                 225,597
Accounts payable and accrued liabilities                                               413,197                 260,332
Deferred income taxes                                                                  353,348                 426,553
Dividends declared and payable                                                          72,454                  82,446
Advances from Federal Home Loan Bank                                                46,568,913              38,247,631
Income taxes payable                                                                    91,921                 154,757
                                                                              -----------------      ------------------

        TOTAL LIABILITIES                                                          125,738,689             109,000,159


COMMITMENTS AND CONTINGENCIES                                                                -                       -


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,165,537 issued and outstanding
  at June 30, 1998 and 1,025,286 shares issued and
  outstanding at March 31 1999, adjusted for
  30,389 and 40,035 shares at June 30, 1998 and March 31, 1999, for unallocated Management Stock Bonus Plan shares
  held by the Company's wholly owned subsidiary, respectively.                          98,525                 113,515
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                                -                       -
Additional paid-in-capital                                                           3,868,003               5,777,881
Unearned ESOP stock                                                                   (383,024)               (415,695)
Retained earnings, substantially
  restricted                                                                         8,516,397               8,041,610
Accumulated other comprehensive
earnings                                                                               685,910                 691,611
                                                                              -----------------      ------------------

        TOTAL STOCKHOLDERS' EQUITY                                                  12,785,811              14,208,922
                                                                              -----------------      ------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $      138,524,500     $       123,209,081
                                                                              =================      ==================

See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                                      Three months ended                   Nine months ended
                                                                          March 31,                            March 31,
                                                                -------------------------------      ------------------------------
                                                                    1999              1998              1999              1998
                                                                -------------------------------      ------------------------------
                                                                (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
Interest income
           Loans receivable
                          Mortgage loans                      $    1,684,895     $   1,297,923     $   4,807,011         3,636,241
                          Commercial loans                           126,488            82,480           363,185           199,318
                          Share and consumer loans                   102,616            80,561           298,412           220,984
           Investment and mortgage-backed securities                 455,300           623,415         1,450,586         1,938,938
           Other interest-earning assets                              49,280            39,652           152,894           130,108
                                                                -------------      ------------      ------------      ------------
                          TOTAL INTEREST EARNINGS                  2,418,579         2,124,030         7,072,088         6,125,589
Interest expense
           Deposits                                                  787,428           775,293         2,438,034         2,316,258
           Advances from Federal Home Loan Bank                      593,183           502,467         1,745,165         1,435,393
                                                                -------------      ------------      ------------      ------------
                          TOTAL INTEREST EXPENSE                   1,380,612         1,277,760         4,183,199         3,751,650
                                                                -------------      ------------      ------------      ------------
                          NET INTEREST EARNINGS                    1,037,967           846,270         2,888,889         2,373,938
Provision for loan losses                                             25,000            15,758            65,000            53,217
                                                                -------------      ------------      ------------      ------------
                          NET INTEREST EARNINGS AFTER
                            PROVISION FOR LOAN LOSSES              1,012,967           830,512         2,823,889         2,320,721

Non-interest earnings
           Income from real estate operations                              -                 -                 -                 -
           Miscellaneous income                                        2,805             1,210            14,095             7,992
           Net gains from sales of loans                              31,828            (2,503)           41,053             1,710
           Service charge income                                      42,052            24,362           115,246            54,609
                                                                -------------      ------------      ------------      ------------
                          TOTAL NON-INTEREST EARNINGS                 76,686            23,070           170,394            64,311

Non-interest expense
           Compensation and benefits                                 365,635           243,150         1,062,061           692,259
           Insurance                                                  16,183            13,742            46,005            40,069
           Stock services                                              3,962             5,147            20,606            12,817
           Occupancy                                                  79,448            41,450           206,006           120,963
           Data processing                                            50,329            30,624           149,426            93,367
           Professional fees                                          10,170            12,892            37,862            81,867
           Advertising                                                20,224             7,067            55,626            34,576
           Stationary, printing and office supplies                   17,476             8,807            51,835            37,995
           ATM Expense                                                10,016            10,704            32,374            29,245
           Supervisory Exam Fees                                       8,992             8,697            27,482            23,000
           Postage                                                    11,188             5,057            24,865            15,650
           Other                                                      53,812            59,735           163,916           138,750
                                                                -------------      ------------      ------------      ------------
                          TOTAL NON-INTEREST EXPENSE                 647,435           447,072         1,878,063         1,320,558


                               GFSB Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                      Three months ended                   Nine months ended
                                                                          March 31,                            March 31,
                                                                -------------------------------      ------------------------------
                                                                    1999              1998              1999              1998
                                                                -------------------------------      ------------------------------
                                                                (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
                          EARNINGS BEFORE INCOME TAXES               442,218           406,509         1,116,220         1,064,474

Income tax expense
           Currently payable                                         166,159           155,337           418,448           404,838
           Deferred provision                                              -                 -                 -                 -
                                                                -------------      ------------      ------------      ------------

                                                                     166,159           155,337           418,448           404,838
                                                                -------------      ------------      ------------      ------------

                          NET EARNINGS                        $      276,058     $     251,171           697,772           659,636
                                                                =============      ============      ============      ============



Other Comprehensive Earnings
           Unrealized gain (loss), net of tax                       (206,486)           36,380            (5,701)          128,804

                                                                =============      ============      ============      ============
                          COMPREHENSIVE EARNINGS                      69,572           287,551           692,071           788,440
                                                                =============      ============      ============      ============


Earnings per common share
           Basic                                              $         0.28              0.22              0.67              0.58
                                                                =============      ============      ============      ============

Weighted average number of common shares outstanding
           Basic                                                     979,857         1,135,435         1,035,898         1,133,850
                                                                =============      ============      ============      ============

Earnings per common share
           Diluted                                                      0.27              0.22              0.66              0.57
                                                                =============      ============      ============      ============

Weighted average number of common shares outstanding
           Diluted                                                 1,006,191         1,152,779         1,064,377         1,149,642
                                                                =============      ============      ============      ============



Comprehensive earnings per common share
           Basic                                                        0.07              0.25              0.67              0.70
                                                                =============      ============      ============      ============

           Diluted                                                      0.07              0.25              0.65              0.69
                                                                =============      ============      ============      ============

                                        5

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                              Nine months ended
                                                                                  March 31,
                                                                      -----------------------------------
                                                                          1999                 1998
                                                                      --------------       --------------
                                                                       (Unaudited)          (Unaudited)
Cash flows from operating activities
           Net earnings                                             $       697,772      $       659,636
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                        (223,663)            (125,956)
                     Gain on sale of sold loans                             (41,053)              (1,709)
                     Provision for loan losses                               65,000               53,217
                     Depreciation of premises and equipment                 113,570               58,730
                     Amortization of investment and mortgage-
                       backed securities premiums (discounts)               294,702              206,436
                     Stock dividends on FHLB stock                          (95,400)             (77,400)
                     Release of ESOP stock                                   76,724               69,734
                     Stock compensation                                      79,883               37,217
                     Provision (benefit) for deferred income taxes                -                    -

           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable             (154,143)            (128,716)
                     Prepaid taxes                                                -                    -
                     Prepaid and other assets                               (26,355)             (17,631)
                     Accrued interest payable                                20,074              155,551
                     Accounts payable and accrued liabilities               112,526               35,823
                     Income taxes payable                                   (62,836)            (103,429)
                     Dividends declared and payable                          (9,992)                 802
                                                                      --------------       --------------

                               Net cash provided by
                               operating activities                         846,809              822,305

Cash flows from investing activities
           Purchase of premises and equipment                              (523,208)            (286,154)
           Loan originations and principal
             repayment on loans, net                                    (15,413,958)         (17,295,270)
           Principal payments on mortgage-backed
             securities                                                   8,207,158            7,101,219
           Purchases of mortgage-backed securities                       (2,928,670)         (10,770,665)
           Purchases of available-for-sale securities                    (6,002,335)          (2,487,601)
           Maturities and proceeds from sale of
             available-for-sale securities                                2,010,000              500,000
           Principal payments on available-for-sale securities               70,000                    -
           Purchases of held-to-maturity securities                      (1,530,000)                   -
           Maturities and proceeds from sale of
            held-to-maturity securities                                           -                    -
           Purchase of FHLB stock                                          (373,300)            (798,600)
                                                                      --------------       --------------

                               Net cash used by
                               investing activities                     (16,484,313)         (24,037,071)

                                        6

                                           GFSB Bancorp, Inc.

                            Increase (decrease) in cash and cash equivalents

                                                                              Nine months ended
                                                                                  March 31,
                                                                      -----------------------------------
                                                                          1999                 1998
                                                                      --------------       --------------
                                                                       (Unaudited)          (Unaudited)
Cash flows from financing activities
           Net increase in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                                $     8,131,524      $     9,299,731
           Net increase (decrease) in mortgage escrow funds                 258,819              157,805
           Proceeds from FHLB advances                                  217,685,527          378,820,950
           Repayments on FHLB advances                                 (209,364,245)        (364,790,074)
           Purchase of GFSB Bancorp stock under the
             stock repurchase plan in cash                               (2,058,528)                   -
           Dividends paid or to be paid in cash                            (222,984)            (226,656)
           Price paid for vested management bonus
           stock plan stock                                                  50,065                    -
                                                                      --------------       --------------

                               Net cash provided by
                               financing activities                      14,480,178           23,261,756
                                                                      --------------       --------------

           Increase (decrease) in cash and cash equivalents              (1,157,326)              46,990

           Cash and cash equivalents at beginning of period               4,537,980            2,994,128
                                                                      --------------       --------------

           Cash and cash equivalents at end of period               $     3,380,654            3,041,118
                                                                      ==============       ==============
Supplemental disclosures
           Cash paid during the period for
                     Interest on deposits and advances              $     4,163,126      $     3,596,099
                     Income taxes                                           481,284              508,267

           Change in unrealized gain (loss), net of deferred
             taxes on available-for-sale securities                          (5,701)             128,804

           Dividends declared not yet paid                                   72,454               76,217

                                        7

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

2.       Dividends
         ---------
During the quarter ended December 31, 1998, the Board of Directors declared a cash dividend of $0.075 per share on the Company's outstanding common stock, payable to stockholders of record as of December 31, 1998. The dividends were paid in January 1999.

During the quarter ended March 31, 1999, the Board of Directors declared a quarterly cash dividend of $0.075 per share on the Company's outstanding common stock, payable to stockholders of record as of March 31, 1999. The dividends were paid in April 1999.

As required by SOP 93-6, the dividends on unallocated ESOP shares have been recorded as an additional $4,000 compensation cost rather than a reduction of retained earnings.

3.       Employee Stock Ownership Plan
         -----------------------------

On December 31, 1998 the Company released 7,022.36 shares of its common stock owned by the Company's ESOP. On March 31, 1999, the Company was committed to release 1776.12 shares of this common stock. The commitment resulted in $26,000 of additional compensation cost.

4.       Management Stock Bonus Plan
         ---------------------------

On January 5, 1996, the Company made awards under the Plan in the amount of 30,573 shares. The shares were awarded at a price of $9.25 per share. On January 5, 1998, the Company made awards under the Plan in the amount of 2,250 shares. The retirement during the quarter ended September 30, 1997 of an officer to whom an award had been made under the Plan, resulted in a reduction of 3,000 shares in the total number of shares awarded. Awards under the Plan are earned at the rate of one-fifth of the award per year as of the one-year anniversary of the grant of the award. On January 5, 1997, 6,112 shares under the Plan were earned, and the corresponding liability was paid. On January 5, 1998, 5,363 shares under the Plan were earned, and the corresponding liability was paid. On January 5, 1999, 5,548 shares under the Plan were earned, and the corresponding liability was paid.

At March 31, 1999, 27,102 shares remained to be awarded under the Plan. As a result of this vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $13,000 has been recorded at March 31, 1999, under the provisions of the Plan.

5.       Earnings Per Share
         ------------------

The Company has potential dilutive common stock (stock options to employees and directors) and accordingly presents basic and diluted earnings per share. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 26,334 for the three month period ended March 31, 1999, and by 17,344 for the three month period ended March 31, 1998, in computing the diluted per share data.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 28,479 for the nine month period ended March 31, 1999, and by 15,792 for the nine month period ended March 31, 1998, in computing the diluted per share data.


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

FINANCIAL CONDITION

The Bank's total assets increased $15.3 million or 12.4% from $123.2 million at June 30, 1998 to $138.5 million at March 31, 1999. This increase is primarily the result of a $15.6 million increase in the Bank's net loan portfolio. The majority of the increases are directly attributable to efforts of Management to increase investment and lending activity. During the same period, deposits increased $8.1 million or 11.7% from $69.4 million at June 30, 1998 to $77.5 million at March 31, 1999. This increase is primarily due to an increase in the Bank's volume of NOW accounts, savings and MMDA accounts, business checking accounts and Time Deposits. Advances from the FHLB increased $8.3 million from $38.2 million at June 30, 1998 to $46.6 million at March 31, 1999. These additional borrowings funded purchases of loans and mortgage loan participations. The Bank had $686,000 and $692,000 in unrealized gains (net of deferred taxes) at March 31, 1999 and June 30, 1998, respectively from market gains on the Bank's available-for-sale investment and mortgage-backed portfolios.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

General

Net earnings increased $25,000 or 9.9% for the quarter ended March 31, 1999 from the quarter ended March 31, 1998. This increase is primarily the result of an increase in net interest earning of $192,000, an increase in non-interest earnings of $54,000, offset by an increase in non-interest expense of $200,000, an increase in income tax expense of $11,000 and an increase in the provision for loan losses of $9,000.

Interest Earnings

Total interest income increased $295,000 or 13.9% from $2.1 million for the quarter ended March 31, 1998, to $2.4 million for the quarter ended March 31, 1999. This increase was primarily due to substantial increases in the bank's net loan portfolio.

Interest Expense

Total interest expense increased $103,000 or 8% from $1.3 million for the quarter ended March 31, 1998 to $1.4 million for the quarter ended March 31, 1999. This increase was primarily due to an increase in FHLB borrowings and an increase in the deposit base.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $422,000 and $377,000 at March 31, 1999 and 1998, respectively. The provision for loan loss was $25,000 and $16,000 for the quarter ended March 31, 1999 and 1998, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-Interest income increased by $54,000 or 232.4% from $23,000 for the quarter ended March 31, 1998 to $77,000 for the quarter ended March 31, 1999. This increase was primarily due to increased service and NSF charges on NOW and checking accounts of $18,000 and an increase in the net gains from sales of loans of $34,000.

Non-Interest Expense

Total non-interest expense increased $200,000 or 44.8% from $447,000 for the quarter ended March 31, 1998 to $647,000 for the quarter ended March 31, 1999. This increase was primarily due to an increase in compensation and benefits of $122,000 from the hiring of additional staff to handle growth, general salary increases, increases due to accrual for stock-based compensation programs and a performance bonus plan accrual. Other factors were increases in occupancy costs of $38,000, data processing costs of $20,000, advertising costs of $13,000, an increase in stationary, printing and office supplies of $9,000 and an increase in postage of $6,000, offset by a decrease in professional fees of $3,000 and a decrease in other operating expense of $6,000. The increase in occupancy cost is primarily due to lease expense and leasehold improvement expense on the new Loan Center and depreciation of furniture, fixtures and equipment. The increase in data processing expense is primarily due to service bureau expense. The increase in advertising costs is a result of efforts of the Bank to achieve growth in deposits through attracting new customers. The decrease in professional fees is primarily due to a decrease in audit and accounting accruals.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR NINE MONTH PERIOD ENDED MARCH 31, 1999 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1998

General

Net earnings increased $38,000 or 5.8% for the nine-month period ended March 31, 1999 from the nine-month period ended March 31, 1998. This increase is primarily the result of an increase in net-interest earnings of $515,000 and a increase in non-interest earnings of $106,000, offset by an increase in non-interest expense of $557,000, an increase in provision for loan loss of $12,000 and an increase in provision for income taxes of $13,000.

Interest Earnings

Total interest income increased $946,000 or 15.5% from $6.1 million for the nine-month period ended March 31, 1998, to $7.1 million for the nine-month period ended March 31, 1999. This increase was primarily due to substantial increases in the bank's net loan portfolio.

Interest Expense

Total interest expense increased $432,000 or 11.5% from $3.8 million for the nine-month period ended March 31, 1998 to $4.2 million for the nine-month period ended March 31, 1999. This increase was primarily due to an increase in FHLB borrowings and an increase in the deposit base.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $422,000 and $377,000 at March 31, 1999 and 1998, respectively. The provision for loan loss was $65,000 and $53,000 for the nine-month period ended March 31, 1999 and 1998, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-Interest income increased by $106,000 or 164.9% from $64,000 for the nine-month period ended March 31, 1998 to $170,000 for the nine-month period ended March 31, 1999. This increase was primarily due to increased service and NSF charges on NOW and checking accounts and an increase in net gains from sales of loans.

Non-Interest Expense

Total non-interest expense increased $557,000 or 42.2% from $1,321,000 for the nine-month period ended

March 31, 1998 to $1,878,000 for the nine-month period ended March 31, 1999. This increase was primarily due to an increase in compensation and benefits of $370,000 from the hiring of additional staff to handle growth, general salary increases and increases due to accrual for stock-based compensation programs. Other expenses in compensation and benefits the nine-month period ended March 31, 1999 includes a $131,000 performance bonus plan accrual and a $8,000 increase in education and training due to employee training for the new operating system and application software. This performance bonus plan accrual was budgeted for the fiscal year ending June 30, 1999 therefore will continue to increase non-interest expense in future periods. Other factors were increases in occupancy costs of $85,000, data processing costs of $56,000, advertising costs of $21,000, an increase in stationary, printing and office supplies of $14,000, an increase in postage of $9,000, an increase in supervisory exam fees of $4,000, an increase in ATM expense of $3,000, an increase in other operating costs $25,000, an increase in stock services of $8,000 and an increase in insurance expense of $6,000 offset by a decrease in professional fees of $44,000. The increase in occupancy cost is primarily due to lease expense and leasehold improvement expense on the new Loan Center and Furniture, Fixtures and Equipment depreciation for the new Drive-up facility and New Automated Teller Machine and computer equipment purchases. The increase in data processing expense is primarily due to service bureau expense for upgrading computer software. The increase in other operating costs is primarily due to other real estate owned expenses, year 2000 expense and an increase in organizational dues and subscriptions. The increase in advertising costs is a result of efforts of the Bank to achieve growth in deposits through attracting new customers. The increase in stock services is primarily due to a fee paid to the OTS for filing a change of control application. The decrease in professional fees is primarily due to a decrease in legal fees and audit and accounting accruals.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments. Prior OTS regulations required that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets consist of not less than 1%, with the qualifying investments limited to those having maturities of five years of less. Revised OTS regulations effective November 13, 1997 lowered the required level of liquid assets to 4%, removed the short-term liquid asset requirement and deleted the five year or less maturity requirement. At March 31, 1999, the Bank's liquidity, as measured for regulatory purposes, was 5.79%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At March 31, 1999, cash and cash equivalents totaled $3.4 million. The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At March 31, 1999, the Bank had $46.7 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional mortgage-backed securities and mortgage loan participations as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended March 31, 1999 the Bank originated $11.2 million in total loans, of which $6.5 million were mortgage loans. The Bank also purchased $1 million in mortgage loan participations. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, federal funds and FHLB-Dallas overnight funds and readily marketable equity securities. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available. The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided in operating activities, consisting principally of net earnings, provision for loan losses, amortization of investment and mortgage backed securities premiums and discounts, stock based compensation costs and income taxes less disbursements of interest and dividends, and loan origination fees were $847,000 and $822,000 for the nine-month period ended March 31, 1999 and 1998 respectively. Net cash used for investing activities consisted primarily of disbursement of loan originations and investment and mortgage-backed security purchases, offset by principal collections on loans and principal collections and proceeds from maturities of investment securities and mortgage-backed securities. Such uses were $16.5 million and $24 million for the nine-month period ended March 31, 1999 and 1998, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and new FHLB borrowings, offset by repayments on FHLB borrowings, were $14.5 million and $23.3 million for the nine-month period ended March 31, 1999 and 1998, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 1999, the Bank had commitments to fund loans of $10 million. Certificates of deposit scheduled to mature in one year or less totaled $38 million. Based on historical withdrawals and outflows, on internal daily deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At March 31, 1999, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

The Year 2000 issue

Year 2000 expense in the quarter ended March 31, 1999 was $7,000. Year 2000 expense for the nine-month period ended March 31, 1999 was $19,000. The Bank's operating budget for the fiscal year ending June 30, 1999 includes $75,000 for Year 2000 expense. In September 1998 the bank hired a full time data processing systems administrator. Although he has other duties, his primary duties are Year 2000 administration, testing, remediation, and contingency planning, and his salary will be allocated to Year 2000 expense. We have identified some personal computers and software to be upgraded. Management believes the $75,000 budget allocation for Year 2000 expense will cover these costs as well as those for the systems administrator. Because management expects to be Year 2000 compliant in almost all risk areas by June 30, 1999, Year 2000 costs for the fiscal year ending June 30, 2000 are not expected to be material. Should the Bank have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, the extra costs could be material.

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

5. Implementation -- Implement all critical applications and databases in a production environment. Integration test.

As of March 31, 1999 the following chart shows the current and projected status of the Bank's Year 2000 compliance efforts:

Phase                      3/31/99          6/30/99
-----                      -------          -------

Awareness                  100%             -

Assessment                 100%             -

Renovation                 100%             -

Validation                  95%             100%

Implementation              95%             100%



Subsequent Events

In June 1998, the Bank opened a newly constructed drive-up teller and automated teller machine facility on a lot previously purchased for this purpose adjacent to the present bank building. On September 14, 1998, the Bank moved its loan operations into a new Loan Center across the street from its office. The 7000 sq. ft. building was leased for ten years with an option to purchase at a set price. Management believes the additions will provide the Bank growth potential by improving its ability to deliver retail-banking services in the community. These additions have had an impact on financial performance for the Bank for the quarter ended March 31, 1999 and will materially increase non-interest expense for the Company during the fiscal year ending June 30, 1999 and subsequent years.

Stock Repurchase Program

On November 24, 1998 the Company issued a press release announcing its intention to repurchase up to 5% (52,595 shares) of the Company's common stock. As of March 31, 1999, 30,887 shares have been repurchased. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

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

                               GFSB BANCORP, INC.


Date: May 11, 1999

                               /s/ Jerry R. Spurlin
                               -------------------------------------
                               President
                               (Duly Authorized Representative and
                               Principal Financial Officer)