Form 10KSB
period 1999-06-30
GFSB BANCORP INC
filed 1999-09-28
CIK 942129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1999, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number:  0-25854

                               GFSB BANCORP, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                             04-2095007
---------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                  (I.R.S. Employer
or Organization)                                             Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                             87301
-----------------------------------------                         --------------
(Address of Principal Executive Offices)                           (Zip Code)

Issuer's Telephone Number, Including Area Code:              (505) 722-4361
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
         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         State issuer's revenues for its most recent fiscal year. $9,893,090.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the average bid and asked prices of such stock on September 15, 1999, was $6.8 million.

         As of September 15, 1999, there were issued and outstanding 981,308 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure format (check one):

                  Yes               No    X
                      ------            ------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for Fiscal Year ended June 30, 1999. (Part II)
2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

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

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; disruptions caused by computer malfunctions resulting from the year 2000 issue; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

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

         Since the primary activities of the Company are those of the Bank, much of the discussion herein pertains to the Bank, however, comparisons to total assets, liabilities, etc. are based on the Company's consolidated numbers. As of June 30, 1999, the Company had total assets of $151 million, total deposits of $81 million and stockholders' equity of $12 million or 8% of total assets under generally accepted accounting principles ("GAAP"). The only subsidiary of the Company is the Bank. The Bank currently has no subsidiaries.

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

Market Area and Competition

         The City of Gallup, New Mexico is considered to be the Bank's primary market area. The county where Gallup is located is McKinley County and is considered to be the Bank's secondary market. McKinley County is located in northwestern New Mexico, and occupies a part of the Colorado Plateau called the San Juan Plateau. More than half of the people in the County are Native Americans; including Navajos and Zunis. McKinley County includes the trading and service center of Gallup and the southeastern edge of the Navajo Indian Reservation. In January 1995, McKinley County had a population of approximately 67,000. The Bank intends to expand its secondary market area to adjacent counties, which will include a major portion of Apachie County, Arizona and the Navajo Indian Reservation. However, recent attempts to originate loans on the reservation have been stymied due to regulatory barriers.

         The general economy of Gallup is centered around the wholesale and retail trade, public administration, transportation services, tourism and mining. The production of Indian arts and crafts by smaller businesses also constitutes a significant part of the County's economic base. The largest single employer in McKinley County is the Bureau of Indian Affairs.

         During its sixty-five year existence, the Bank has focused on serving its customers located in the New Mexico community of Gallup and surrounding communities in McKinley County. Economic growth in the Bank's market area remains dependent upon the local economy. In addition, the deposit and loan activity of the Bank is significantly affected by economic conditions in its market area. The Bank's principal competitors are financial institutions and mortgage banking companies, many of which are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans on a retail and wholesale basis comes principally from commercial banks, mortgage brokers, banking and insurance companies. Its competition for deposits has historically come from commercial banks. Moreover, the Bank faces increasing competition for deposits from non-bank institutions, such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. The Bank is one of five savings associations and commercial banks having an office in McKinley
County. The Bank is the only savings association or commercial bank headquartered in Gallup. The Bank also competes with several mortgage banking companies located outside of McKinley County and three credit unions.

Lending Activities

         General. The Bank's loan portfolio consists of mortgage loans secured by one- to four-family residences, and multi-family, commercial real estate, construction, consumer and commercial business loans.

         At June 30, 1999, the Bank's loan portfolio totaled $97 million. Loans secured by first mortgages on one- to four-family residences totaled $72 million, or 75% of the Bank's loan portfolio at June 30, 1999. For its mortgage loan portfolio, the Bank primarily originates fixed-rate loans with up to 15-year terms. As part of its asset liability strategy, the Bank recently began offering more adjustable-rate loan products. In addition, the Bank sells conventional one- to four-family fixed rate mortgage loans over 15 years in maturity into the secondary market.

         Analysis of Loan Portfolio. The following table sets forth information concerning the composition of the Bank's loan portfolio in dollar amounts and in percentages of the total loan portfolio (before deductions for loans in process, loan participations, deferred loan origination fees and costs and allowances for losses) as of the dates indicated.


                                                             At June 30,
                                           ---------------------------------------------
                                                    1999                    1998
                                           ----------------------  ---------------------
                                                 $           %          $          %
                                                        (Dollars in Thousands)
Type of Loans:
Residential................................   $72,290      74.86%     $55,297    72.92%
Commercial real estate.....................    17,199      17.81       14,750    19.45
Construction:
  Residential..............................       828        .86        1,125     1.48
  Commercial...............................     2,733       2.83        1,848     2.44
Commercial business .......................     4,460       4.62        4,748     6.26
Consumer:
  Savings account .........................     1,067       1.10          955     1.26
  Automobile and other.....................     3,459       3.58        2,839     3.74
Less:
  Loans in process.........................    (1,443)     (1.49)      (1,755)   (2.31)
  Loan participations sold.................    (2,938)     (3.04)      (3,065)   (4.04)
 Deferred loan origination fees and costs..      (647)      (.67)        (520)    (.69)
  Allowance for loan losses................      (443)      (.46)        (387)    (.51)
                                            ---------    -------       ------    -----
Total loans, net...........................  $ 96,565        100%     $75,837      100%
                                              =======    =======       ======    =====
Type of Security:
----------------
  Residential real estate
    1-4 family.............................  $ 72,174      74.74%     $56,422    74.39%
    Multi-family dwelling units............       944        .98          908     1.20
  Commercial real estate...................    19,844      20.55       15,717    20.72
  Commercial business .....................     4,548       4.71        4,722     6.23
  Consumer:
    Savings accounts.......................     1,067       1.10          955     1.26
    Automobile and other...................     3,459       3.58        2,839     3.74
Less:
  Loan participations sold.................    (2,938)     (3.04)      (3,065)   (4.04)
  Loans in process.........................    (1,443)     (1.49)      (1,755)   (2.31)
  Deferred loan origination fees and costs.      (647)      (.67)        (519)    (.68)
  Allowance for loan losses................      (443)      (.46)        (387)    (.51)
                                              -------    -------       ------    -----
  Total loans, net.........................  $ 96,565        100%     $75,837      100%
                                              =======    =======       ======    =====

Loan Maturity Tables

         The following table sets forth the maturity of the Bank's loan portfolio at June 30, 1999. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $27.3 million and $16.1 million, for the years ended June 30, 1999 and 1998, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                         Multi-family                  Consumer and
                             1-4 Family  and Commercial                 Commercial
                            Real Estate   Real Estate   Construction     Business         Total
                            -----------   -----------   ------------     --------         -----

                                                        (In Thousands)
Amounts Due:
Within 3 months........... $         20   $      823    $      178    $      1,103   $     2,124
3 months to 1 Year........          665          462           296           2,157         3,580

After 1 year:
  1 to 3 years............        1,181        5,323            --           1,755         8,259
  3 to 5 years............          837        2,361           233           1,598         5,029
  5 to 10 years...........       36,930        2,361           160           1,052        40,503
  10 to 20 years..........       22,363        6,683         2,617           1,343        33,006
  Over 20 years...........        9,314          --             --              --         9,314
                             ----------   ----------    ----------     -----------    ----------

Total due after one year..       70,625       16,728         3,010           5,748        96,111
                              ---------   ----------    ----------       ---------     ---------

Non-performing............           36           42            77              66           221
                             ----------   ----------    ----------     -----------    ----------

Total amount due..........   $   71,346   $   18,055    $    3,561     $     9,074     $ 102,036
                              =========    =========     =========      ==========      ========

Less:
Loan participations sold..                                                               (2,938)
Allowance for loan loss...                                                                 (443)
Loans in process..........                                                               (1,443)
Deferred loan fees........                                                                 (647)
                                                                                      ---------
  Loans receivable, net...                                                            $   96,565
                                                                                       =========

         The following table sets forth the dollar amount, before deductions for loans in process, deferred loan origination fees and costs and allowance for loan losses, at June 30, 1999 of all loans due after June 30, 2000, which have pre-determined interest rates and which have floating or adjustable interest rates.


                                                Floating or
                            Fixed Rates       Adjustable Rates        Total
                            -----------       ----------------        -----
                                               (In Thousands)
One- to four-family(1)...... $      62,405  $       8,610      $      71,015
Multi-family and
  commercial real estate(1).        14,680          4,823             19,503
Consumer and commercial
  business..................         3,708          2,106              5,814
                                ----------     ----------         ----------

    Total...................    $   80,793     $   15,539        $    96,332
                                 =========      =========         ==========
---------------
(1)      Includes construction loans.


         One- to Four-Family Residential Loans. The Bank originates multi-family, commercial business, commercial real estate and consumer loans. The Bank generally originates one- to four-family residential mortgage loans without private mortgage insurance in amounts up to 80% of the appraised value of the mortgaged property, or up to 95% if private mortgage insurance is obtained to reduce the Bank's exposure to 80% or below of the appraised value of the properties. To a lesser extent, the Bank makes loans on nonowner occupied one- to four-family properties acquired as an investment by the borrowers in amounts up to 80% of the appraised value of the property. In addition, the Bank originates FHA and VA loans.

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

         Commercial Real Estate and Multi-Family Loans. The Bank actively seeks to increase its origination of commercial real estate and multi-family loans and expects to continue to do so. The Bank became involved in these types of loans due to a perceived need in the Bank's market area and in an attempt to increase the Bank's net interest margin. Commercial real estate and multi-family secured loans are originated in amounts generally up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Bank. The Bank's commercial real estate loans are permanent loans secured by approved property such as churches, motels, small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Bank generally originates fixed-rate commercial real estate loans with balloon maturities of five years and with amortization periods of up to 25 years, and to a lesser extent, adjustable-rate loans based on a margin over the New York prime rate. At June 30, 1999, the Bank's largest commercial real estate loan consisted of a $1,400,000 performing loan secured by a retail commercial property, of which $470,000, has been sold to another bank as a non-recourse participation. At June 30, 1999, the Bank's largest multi-family loan consisted of a $580,000 performing loan secured by two multi-family apartment buildings in Gallup, New Mexico.

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

         The Bank intends to continue to actively increase its commercial business loan originations. Revolving lines of credit, short-term working capital loans, and term loans up to seven years are originated to meet the needs of local small businesses. Some loans are unsecured, but the majority are secured by inventory, equipment, accounts receivable, marketable securities, savings deposits, real estate, personal guaranties, or a combination of these types of collateral. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and frequently carry larger loan balances. The Bank offers fixed-rate commercial business loans and adjustable-rate loans which adjust daily based upon New York prime. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on business cash flow, and the difficulty of evaluating and monitoring these types of loans.

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

         Loan Commitments. The Bank issues written commitments to prospective borrowers on all real estate approved loans. Generally, the commitment requires acceptance within ten days of the date of issuance and must be closed within thirty days of issuance. At June 30, 1999, the Bank had $6.6 million of commitments to fund new loans at market interest rates and to fund the undisbursed portion of construction loans and home equity lines of credit.

         Loans to One Borrower. Savings institutions are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally, financial instruments, not real estate) or $500,000, whichever is higher. The Bank's maximum loan-to-one borrower limit was approximately $1.8 million as of June 30, 1999.

         At June 30, 1999, the Bank's largest lending relationship consisted of three performing loans, including two amortizing loans, and a fixed rate loan, totaling $3,210,000 of which $1,870,000 has been sold to other banks as non-recourse participations, secured by three motel properties, two in Gallup and one in Grants, New Mexico. The next five largest lending relationships, all of which consist of performing loans, at June 30, 1999 consisted of a $1,400,000 commercial property loan of which $470,000 has been sold to other banks as non-recourse participations, two loans totaling $1,320,000 secured by motel property in Gallup, of which $610,000 has been sold to another bank as non-recourse participation, sixteen loans totaling $1,030,000 secured by 1-4 dwelling units, a commercial revolving line of credit totaling $150,000 and two construction loans totaling $2,100,000, and two loans totaling $550,000 secured by non-residential property.

Non-Performing and Problem Assets

         Loan Delinquencies. Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. At June 30, 1999, the Bank had total delinquent loans of $1,710,000, of which $1,270,000 were delinquent over 30 days, $220,000 were delinquent over 60 days, and $220,000 were delinquent 90 days or more.

         The following table sets forth information regarding non-accrual loans, real estate owned, and certain other repossessed assets and loans.

                                                              At June 30,
                                                     --------------------------
                                                        1999           1998
                                                     ------------    ----------
                                                           (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units......$       78      $    705
  All other mortgage loans...........................        75            --

Non-mortgage loans:
  Commercial real estate.............................        --            --
  Consumer...........................................        66             2
                                                        -------          ----
      Total.......................................... $     219         $ 707
                                                        =======          ====
Accruing loans which are contractually past
  due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units......$       --        $   --
  All other mortgage loans...................                --            --
                                                      ---------          ----
      Total..........................................$       --        $   --
                                                      =========          ====

Total non-accrual and accrual loans.................. $     219         $ 707
Real estate owned....................................       150           159
                                                       --------          ----
Total non-performing assets.......................... $     369         $ 866
                                                       ========          ====
Total non-accrual and accrual loans to net loans.....     0.23%         1.14%
Total non-accrual and accrual loans to total assets..     0.15%         0.70%
Total non-performing assets to total assets..........     0.24%         0.70%

         Interest income that would have been recorded on loans accounted for on a non-accrual basis under the original terms of such loans was immaterial for the year ended June 30, 1999. Amounts included in the Bank's interest income for the year ended June 30, 1999 was, likewise, immaterial.

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

         At June 30, 1999, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms.

         The following table provides further information about the Bank's problem assets as of June 30, 1999.

                                                              At
                                                           June 30,
                                                             1999
                                                          -------------

Substandard...........................................     $924,718
Doubtful .............................................           --
Loss .................................................           --
General loss allowance................................      443,479
Specific loss allowance - loans.......................           --
Specific loss allowance - real estate owned...........           --

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of the cost or fair value. The Bank records loans as in substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Bank can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower it is doubtful the borrower will be able to repay the loan in the foreseeable future. In substance foreclosures are accounted for as real estate acquired through foreclosure, however, title to the collateral has not been acquired by the Bank. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures.
The Bank's real estate owned at June 30, 1999 was $150,000.

         Allowance for Loan and Real Estate Losses. It is management's policy to provide for losses on unidentified loans in its loan portfolio and foreclosed real estate. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current economic conditions. The allowance for loan losses, as a ratio of total loans, net, was 0.46% at June 30, 1999.

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



                                                 At June 30,
                         ------------------------------------------------------
                                    1999                      1998
                         -------------------------   --------------------------
                                        Percent of              Percent of
                                      Loans in Each            Loans in Each
                                       Category to              Category to
                         Amount        Total Loans     Amount   Total Loans
                         ------        -----------     ------   -----------
                                       (Dollars in Thousands)

Residential real estate.   $   273        72%           $214         55%
Commercial real estate..        71         20            109         28
Consumer and
  commercial business...       100          8             64         17
                          --------     ------           ----       ----

  Total................. $     443        100%         $ 387        100%
                          ========     ======           ====       ====

Analysis of the Allowance for Loan Losses

         The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated.


                                               At June 30,
                                         -------------------------
                                             1999         1998
                                         ----------   ------------
                                           (Dollars in Thousands)

Total loans outstanding, net...........    $ 96,565      $75,837
                                            =======       ======
Average loans outstanding..............    $ 88,355      $63,930
                                            =======       ======

Allowance balances (at beginning of
  period)..............................    $    387      $   339
Provision (credit):
  Residential..........................          14           68
  Consumer and commercial business.....         124           (5)

Charge-offs:
  Residential..........................         (64)          --
  Consumer and commercial business.....         (18)         (19)

Recoveries:
  Residential..........................          --           --
  Consumer and commercial business.....          --            4
Net (charge-offs) recoveries...........         (82)         (15)

Allowance balance (at end of period)...    $    443       $  387
                                            =======        =====

Allowance for loan losses as a percent
  of total loans outstanding, net......        .46%         .51%

Analysis of the Allowance for Real Estate Owned

         The following table sets forth information with respect to the Bank's allowance for losses on real estate owned at the dates indicated.


                                                At June 30,
                                      ----------------------------
                                          1999            1998
                                     ---------------- ------------
                                          (Dollars in Thousands)

Total real estate owned and other
  repossessed assets, net...............  $   150          $ 159

Allowance balances - beginning..........       --             --
Provision...............................       --             --
Net charges-offs........................  $    --          $  --
                                           ======            ===

Allowance balances - ending.............       --%            --%
                                           ======            ===

Allowance  for losses on real estate
owned and other  repossessed  assets
to net real estate owned and other
repossessed assets......................       --%            --%

Mortgage-Backed Securities

         The  following   table  sets  forth  the   composition  of  the  Bank's
mortgage-backed securities portfolio in dollar amounts and in percentages of the portfolio at the dates indicated.


                                                     At June 30,
                                    ------------------------------------------
                                             1999                  1998
                                    --------------------   -------------------
                                                Percent                Percent
                                    Amount     of Total     Amount    of Total
                                    ------     --------     ------    --------
                                                (Dollars in Thousands)
Mortgage-backed securities:
  FNMA..............................  $ 21,746    68.57%   $25,581     76.25%
  GNMA..............................     2,781     8.77      4,695     13.99
  FHLMC.............................     1,524     4.81      2,201      6.56
Mortgage Pass-through certificates..     4,933     5.55         --        --
                                      --------  ------- ----------   -------
      Total.........................    30,984    97.70     32,477     96.80
  Net premiums......................       728     2.30      1,074      3.20
Net mortgage-backed securities...... $  31,712   100.00%   $33,551    100.00%
                                      ========   ======     ======    ======

         The following table sets forth the Bank's mortgage-backed securities activities information for the periods indicated.



                                       For the Year Ended June 30,
                                          1999          1998
                                              (In Thousands)
Mortgage-backed securities(1):
  Beginning balance:                   $ 33,551   $    32,070
    Mortgage-backed securities
      purchased.......................    8,969        11,678

    Fair value adjustments............     (504)         (168)
                                        -------     ---------
  Less:
    Mortgage-backed securities sold...       --            --
    Principal repayments..............  (10,304)      (10,029)
                                        -------      --------
Ending balance........................$  31,712   $    33,551
                                       =========    =========
------------------
(1)      Includes premiums and discounts.


         To supplement lending activities, the Bank invests in residential mortgage-backed securities. Mortgage- backed securities serve as collateral for borrowings and, through repayments, as a source of liquidity. The mortgage-backed securities portfolio at June 30, 1999 consisted of adjustable-rate certificates issued by the FHLMC, GNMA, FNMA, and Norwest Asset Securities Corporation. At June 30, 1999, the mortgage-backed securities portfolio classified as available for sale had a fair value of $31.7 million and an amortized cost of $32.1 million and had contractual maturities between 10 and 30 years.

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

Investment Activities

         At June 30, 1999, the Bank had an investment portfolio of approximately $10.8 million, consisting of mutual funds, tax-exempt securities, FHLMC stock, FHLB and FNMA debentures, Student Loan Marketing Association ("SLMA") asset backed notes and corporate debt securities. The Bank classifies its investment securities, as available for sale, and held to maturity. The fair value of available for sale securities and held-to-maturity securities at June 30, 1999 was $12 million, resulting in a net unrealized gain at that date of approximately $1.2 million.

Investment Portfolio

         The following table sets forth the fair value of the investment securities portfolio of the Bank.



                                         At June 30,
                                  -----------------------
                                    1999             1998
                                  ------------  ---------
Debt securities:                       (In Thousands)
 Mutual funds....................  $     2,398     $2,283
 U.S. Treasury bills.............           --         --
 FHLB and FNMA debentures........        3,643      1,010
 FHLMC Stock.....................        1,275      1,035
 Tax-Exempt Securities...........        1,668      1,005
 SLMA asset backed note..........        1,992         --
 Corporate debt securities.......          990         --
                                      --------   --------
   Total investment securities...  $    11,966    $ 5,333
                                    ==========     ======

Investment Portfolio Maturities

         The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of the Bank's investment securities portfolio at June 30, 1999.

                                                                                                         At June 30, 1999
                             One Year or Less    One to Five Years  Five to Ten Years  More than Ten Years Total Investment
                             ----------------    -----------------  -----------------  ------------------- ----------------
                                                                                                              Securities
                                                                                                              ----------
                              Carrying  Average   Carrying Average   Carrying  Average  Carrying Average    Carrying Average
                                Value    Yield      Value   Yield      Value    Yield     Value   Yield      Value    Yield
                               -------  -------    ------- -------    -------  -------   ------- -------    -------  ------
                                                                    (Dollars in Thousands)

Tax-exempt Securities(1).....  $    --      --%  $    736   4.86%   $    395    4.63%  $    537   8.00%   $   1,668    5.82%
Mutual funds.................    2,398     5.41        --      --         --       --        --      --       2,398     5.41
FHLB and FNMA debentures.....      301     5.62     2,374    5.38        968     6.89        --      --       3,643     5.80
FHLMC stock..................       --       --        --      --         --       --     1,275    1.00       1,275     1.00
 SLMA asset backed note......       --       --        --      --         --       --     1,992    5.49       1,992     5.49
 Corporate debt securities...       --       --       990    5.83          -       --         -      --         990     5.83
                                ------  -------   -------  ------    -------   ------   -------  ------     -------  -------
  Total......................  $ 2,699    5.43%  $  4,100   5.40%   $  1,363    6.24%  $  3,804    4.34%  $  11,966    5.17%
                                ======  ======    =======  =====    ========   =====    =======  ======     =======  ======

----------------------------------

(1) Average yield is computed on book value basis and not on a tax equivalent basis.

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. The Bank derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Bank can obtain advances from the FHLB as an alternative to retail deposit funds. FHLB advances may also be used to acquire certain other assets as may be deemed appropriate for investment purposes. These advances are collateralized by the capital stock of the FHLB held by the Bank and by certain of the Bank's mortgage loans. The Bank had $55.5 million in FHLB advances at June 30, 1999.

         Deposits. The Bank currently offers regular passbook savings, money market deposit accounts (which are actually statement savings accounts with limited third party transfer or check writing provisions), and term certificate accounts, primarily to consumers within its primary market area. A full range of demand and NOW accounts are now offered, both for consumers and commercial customers. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit and the interest rate, among other factors. As of June 30, 1999, the Bank had no brokered deposits.

Jumbo Certificate Accounts

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1999.


                                   Certificates
                                    of Deposits
                                    -----------
Maturity Period                   (In Thousands)
---------------
Within three months...............  $     6,914
Three through six months..........        5,525
Six through twelve months.........        4,195
Over twelve months................        7,440
                                      ---------
                                    $    24,074
                                      =========
Personnel

         As of June 30, 1999, the Bank employed 36 employees with 33 working full-time. None of the Bank's employees are represented by a collective bargaining group. The Bank believes that its relationship with its employees is good.

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

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory sub-group assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments of SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to

September 30, 1996, members of the Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $250,000 pre-tax expense for this assessment for the year ended June 30, 1997, recognized in the first fiscal quarter. Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that those continuing assessments for both SAIF and BIF members will be used to repay outstanding Financial Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Bank declined by approximately 70% from rates in effect prior to September 30, 1996.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 4% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets. The Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of June 30, 1999. Regulations that enable the OTS to take prompt corrective action against savings associations effectively impose higher capital requirements on savings associations.

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

         The following table sets forth the interest-rate risk measures, as calculated by the OTS's NPV model, for the Bank at June 30, 1999, given an instantaneous and permanent increase in market interest rates.


         Risk Measures:                                         At June 30,
         --------------                                             1999
                                                                -----------
         200 Basis point rate shock
         Pre-shock NPV ratio: NPV as % of present value of         10.71%
         assets
         Exposure measure: Post-shock NPV ratio:                    9.03%
         Sensitivity measure: Change in NPV ratio:                   168 bps

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

         Dividend and Other Capital Distribution Limitations. The Bank must give the OTS 30 days advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company. In addition, the Bank may not declare or pay a cash dividend on its capital stock if the dividend would (1) reduce the regulatory capital of the Bank below the amount required for the liquidation account established in connection with the conversion from mutual to stock form or (2) reduce the amount of capital of the Bank below the amounts required in accordance with other OTS regulations. In contrast, the Company has fewer restrictions on the payment of dividends.

         Loans to One Borrower. Savings institutions are subject to the same limits as those applicable to national banks, which under current regulations limit loans to one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus, or $500,000, whichever is greater. The Bank's maximum loan to one borrower limit was approximately $1.8 million as of June 30, 1999.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-related securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of Dallas. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 20% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. As of June 30, 1999, the Bank was in compliance with its QTL requirement.

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

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 1999, the Bank was in compliance with these requirements.

Item 2.  Description of Property.
---------------------------------

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1999 (the "Annual Report") is incorporated herein by reference.

         The registrant has declared the following cash dividends during the past 2 fiscal years.


              Quarter ended                       Cash dividend per share
              -------------                       -----------------------
               June 30, 1999                             $  0.08
               March 31, 1999                               0.075
             December 31, 1999                              0.075
             September 30, 1998                             0.075
               June 30, 1998                                0.075
               March 31, 1998                               0.10
             December 31, 1997                              0.10
             September 30, 1997                             0.10

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

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure during the two most recent fiscal years.

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

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

(a) The Consolidated Financial Statements and Independent Auditor's Report included in the Annual Report, listed below, are incorporated herein by reference.

          1.      Independent Auditor's Report

          2.      GFSB Bancorp, Inc.

                    (a) Consolidated Statement of Financial Condition at June 30, 1999 and 1998.

                    (b) Consolidated Statements of Earnings for each of the years in the two-year period ended June 30, 1999

                    (c) Consolidated Statements of Stockholders' Equity for each of the years in the two-year period ended June 30, 1999

                    (d) Consolidated Statements of Cash Flows for each of the years in the two-year period ended June 30, 1999

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

                    3.1  Certificate of Incorporation of GFSB Bancorp, Inc.*

                    3.2  Bylaws of GFSB Bancorp, Inc.*

                    10.1 1995 Stock Option Plan**

                    10.2 Management Stock Bonus Plan**

                    13   1999 Annual Report to Stockholders

                    21   Subsidiaries of the Issuer

                    23   Consent of Neff & Ricci LLP

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

                                          GFSB BANCORP, INC.


Date:  September 28, 1999                 By:  /s/Jerry R. Spurlin
                                              ----------------------------------
                                              Jerry R. Spurlin
                                              President
                                              (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/Dr. Wallace R. Phillips            By:  /s/Jerry R. Spurlin
    ------------------------------             ---------------------------------
    Dr. Wallace R. Phillips                    Jerry R. Spurlin
    Chairman of the Board                      President
                                              (Principal Executive, Financial
                                                 and Accounting Officer)

Date:    September 28, 1999               Date:  September 28, 1999



By: /s/Richard C. Kauzlaric               By:  /s/James Nechero, Jr.
    -----------------------                    ---------------------------------
    Richard C. Kauzlaric                       James Nechero, Jr.
    Director                                   Director and Assistant Secretary

Date:    September 28, 1999               Date:  September 28, 1999



By: /s/ Vernon I. Hamilton                By:
    ----------------------                     ---------------------------------
    Vernon I. Hamilton                         Michael P. Mataya
    Director                                   Director

Date:    September 28, 1999               Date:    September ____, 1999



By: /s/ Charles L. Parker, Jr.            By:  /s/George S. Perce
    --------------------------                 ---------------------------------
    Charles L. Parker, Jr.                     George S. Perce
    Director and Treasurer                     Director and Secretary

Date:    September 28, 1999               Date:    September 28, 1999