Form 10QSB
period 1999-09-30
GFSB BANCORP INC
filed 1999-11-12
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [u] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                              ------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                 For the transition period from         to
                                                -------    -------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)


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

As of November 2, 1999, there were issued and outstanding 981,308 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                      Index

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Financial Condition
               September 30, 1999 and June 30, 1999                           3

           Consolidated Statements of Earnings and Comprehensive Earnings
               Three months ended September 30, 1999 and September 30, 1998   4

           Consolidated Statements of Cash Flows
               Three months ended September 30, 1999 and September 30, 1998   6

           Notes to Consolidated Financial Statements                         8

Item 2.    Management's Discussion and Analysis or Plan of Operation         10

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  16

           Signatures                                                        17

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               September 30,             June 30,
                                                                                   1999                    1999
                                                                             ------------------      -----------------
                                                                                (Unaudited)
                                     ASSETS

Cash and due from banks                                                    $         2,023,643     $        2,839,479
Interest-bearing deposits with banks                                                   979,199              2,307,736
Federal funds sold                                                                           0                      0
Available-for-sale investment securities                                            16,628,192             10,295,919
Available-for-sale mortgage-backed securities                                       29,586,101             31,711,838
Held-to-Maturity investment securities                                               1,678,173              1,677,144
Stock of Federal Home Loan Bank, at cost, restricted                                 3,205,800              2,815,100
Loans receivable, net, substantially pledged                                        99,158,677             96,564,840
Accrued interest and dividends receivable                                              937,748                863,975
Premises and equipment                                                               1,362,943              1,404,616
Other real estate and repossessed property                                             147,959                150,459
Prepaid and other assets                                                                80,389                 54,365
Deferred tax asset                                                                      92,269                 68,377
                                                                             ------------------      -----------------

        TOTAL ASSETS                                                       $       155,881,094            150,753,849
                                                                             ==================      =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                               $        12,122,146     $       12,874,979
Savings and MMDA deposits                                                           14,773,113             16,962,513
Time deposits                                                                       52,276,539             51,391,829
Accrued interest payable                                                               358,581                276,328
Advances from borrowers for taxes and insurance                                        493,632                329,298
Accounts payable and accrued liabilities                                               387,056                426,634
Deferred income taxes                                                                  196,665                265,317
Dividends declared and payable                                                          73,766                 74,748
Advances from Federal Home Loan Bank                                                62,550,362             55,540,826
Income taxes payable                                                                   222,125                180,069
                                                                             ------------------      -----------------

        TOTAL LIABILITIES                                                          143,453,985            138,322,541


COMMITMENTS AND CONTINGENCIES                                                                -                      -


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 1,500,000
  shares authorized;  993,578 issued and outstanding
  at June 30, 1999 and 981,308 shares issued and
  outstanding at September 30, 1999, adjusted for
  40,035 shares at June 30, 1999 and September 30, 1999
  for unallocated Management Stock Bonus Plan shares
  held by the Company's wholly owned subsidiary, respectively.                          94,127                 95,354
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                                -                      -
Additional paid-in-capital                                                           3,279,640              3,432,687
Unearned ESOP stock                                                                   (359,311)              (371,183)
Retained earnings, substantially
  restricted                                                                         9,030,889              8,759,425
Accumulated other comprehensive
earnings                                                                               381,762                515,025
                                                                             ------------------      -----------------

        TOTAL STOCKHOLDERS' EQUITY                                                  12,427,108             12,431,308
                                                                             ------------------      -----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       155,881,094     $      150,753,849
                                                                             ==================      =================

See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                                                           Three months ended
                                                                                             September 30,
                                                                                 ---------------------------------------
                                                                                      1999                   1998
                                                                                 ---------------------------------------
                                                                                   (Unaudited)            (Unaudited)
Interest income
             Loans receivable
                                Mortgage loans                                 $       1,819,818      $       1,516,686
                                Commercial loans                                         110,803                113,963
                                Share and consumer loans                                 110,735                 94,493
             Investment and mortgage-backed securities                                   631,017                510,863
             Other interest-earning assets                                                57,566                 51,071
                                                                                 ----------------       ----------------

                                TOTAL INTEREST EARNINGS                                2,729,939              2,287,076

Interest expense
             Deposits                                                                    787,992                829,779
             Advances from Federal Home Loan Bank                                        782,609                568,064
                                                                                 ----------------       ----------------

                                TOTAL INTEREST EXPENSE                                 1,570,602              1,397,843
                                                                                 ----------------       ----------------

                                NET INTEREST EARNINGS                                  1,159,338                889,233

Provision for loan losses                                                                 20,000                 15,000

                                                                                 ----------------       ----------------

                                NET INTEREST EARNINGS AFTER
                                  PROVISION FOR LOAN LOSSES                            1,139,338                874,233

Non-interest earnings
             Income from real estate operations                                            2,500                      -
             Miscellaneous income                                                          3,585                  8,726
             Net gains from sales of loans                                                 7,141                  2,135
             Service charge income                                                        59,639                 35,085

                                                                                 ----------------       ----------------

                                TOTAL NON-INTEREST EARNINGS                               72,866                 45,946

Non-interest expense
             Compensation and benefits                                                   394,835                340,237
             Insurance                                                                    18,785                 14,898
             Stock services                                                                2,499                 13,357
             Occupancy                                                                    75,644                 56,542
             Data processing                                                              49,262                 39,545
             Professional fees                                                            23,497                 12,954
             Advertising                                                                  14,166                 16,374
             Stationary, printing and office supplies                                     13,236                 14,951
             ATM Expense                                                                  14,060                 13,086
             Supervisory Exam Fees                                                         9,492                  9,245
             Postage                                                                       7,258                  8,234
             Other                                                                        51,435                 59,917
                                                                                 ----------------       ----------------

                                TOTAL NON-INTEREST EXPENSE                               674,167                599,341


                               GFSB Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                                           Three months ended
                                                                                             September 30,
                                                                                 ---------------------------------------
                                                                                      1999                   1998
                                                                                 ---------------------------------------
                                                                                   (Unaudited)            (Unaudited)

                                EARNINGS BEFORE INCOME TAXES                             538,037                320,838

Income tax expense
             Currently payable                                                           192,805                116,567
             Deferred provision                                                                -                      -
                                                                                 ----------------       ----------------

                                                                                         192,805                116,567
                                                                                 ----------------       ----------------

                                NET EARNINGS                                   $         345,232      $         204,271
                                                                                 ================       ================



Other Comprehensive Earnings
             Unrealized gain (loss), net of tax                                         (133,263)                (6,446)

                                                                                 ================       ================
                                COMPREHENSIVE EARNINGS                                   211,969                197,825
                                                                                 ================       ================


Earnings per common share
             Basic                                                             $            0.37                   0.19
                                                                                 ================       ================

Weighted average number of common shares outstanding
             Basic                                                                       932,654              1,065,025
                                                                                 ================       ================

Earnings per common share
             Diluted                                                                        0.36                   0.19
                                                                                 ================       ================

Weighted average number of common shares outstanding
             Diluted                                                                     950,735              1,093,847
                                                                                 ================       ================



Comprehensive earnings per common share
             Basic                                                                          0.23                   0.19
                                                                                 ================       ================

             Diluted                                                                        0.22                   0.18
                                                                                 ================       ================

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                                 Three months ended
                                                                                   September 30,
                                                                      -----------------------------------------
                                                                           1999                   1998
                                                                      ---------------      --------------------
                                                                       (Unaudited)             (Unaudited)
Cash flows from operating activities
           Net earnings                                             $        345,232     $             204,271
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                          (91,399)                  (49,078)
                     Gain on sale of sold loans                               (7,141)                   (2,135)
                     Provision for loan losses                                20,000                    15,000
                     Depreciation of premises and equipment                   43,351                    30,682
                     Amortization of investment and mortgage-
                       backed securities premiums (discounts)                 65,437                   104,215
                     Stock dividends on FHLB stock                           (40,700)                  (30,800)
                     Release of ESOP stock                                    23,759                    23,028
                     Stock compensation                                       16,221                    13,446
                     Provision (benefit) for deferred income taxes           (23,892)                        -

           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable               (73,773)                  (65,468)
                     Prepaid taxes                                                 -                         -
                     Prepaid and other assets                                (26,024)                  (17,320)
                     Accrued interest payable                                 82,253                    26,286
                     Accounts payable and accrued liabilities                (55,799)                   22,835
                     Income taxes payable                                     42,057                   (37,718)
                     Dividends declared and payable                             (982)                   (5,840)
                                                                      ---------------      --------------------

                               Net cash provided by
                               operating activities                          318,600                   231,404

Cash flows from investing activities
           Purchase of premises and equipment                                 (1,678)                 (480,571)
           Loan originations and principal
             repayment on loans, net                                      (2,512,797)               (6,727,178)
           Principal payments on mortgage-backed
             securities                                                    2,065,934                 2,872,988
           Purchases of mortgage-backed securities                                 -                  (880,255)
           Purchases of available-for-sale securities                     (6,615,850)               (2,548,386)
           Maturities and proceeds from sale of
             available-for-sale securities                                         -                 1,010,000
           Principal payments on available-for-sale securities                75,000                    70,000
           Purchases of held-to-maturity securities                                -                         -
           Maturities and proceeds from sale of
            held-to-maturity securities                                            -                         -
           Purchase of FHLB stock                                           (350,000)                 (220,100)
                                                                      ---------------      --------------------

                               Net cash used by
                               investing activities                       (7,339,391)               (6,903,502)


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                                 Three months ended
                                                                                   September 30,
                                                                      -----------------------------------------
                                                                           1999                   1998
                                                                      ---------------      --------------------
                                                                       (Unaudited)             (Unaudited)
Cash flows from financing activities
           Net increase in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                                $     (2,057,523)    $           1,365,470
           Net increase (decrease) in mortgage escrow funds                  164,334                   171,641
           Proceeds from FHLB advances                                   119,538,922                74,832,527
           Repayments on FHLB advances                                  (112,529,387)              (69,878,682)
           Purchase of GFSB Bancorp stock under the
             stock repurchase plan in cash                                  (166,162)               (1,090,472)
           Dividends paid or to be paid in cash                              (73,766)                  (76,606)
           Price paid for vested management bonus                                  -                         -
           stock plan stock
           Proceeds from exercise of stock options                                 -                         -
                                                                      ---------------      --------------------

                               Net cash provided by
                               financing activities                        4,876,418                 5,323,878
                                                                      ---------------      --------------------

           Increase (decrease) in cash and cash equivalents               (2,144,373)               (1,348,220)

           Cash and cash equivalents at beginning of period                5,147,215                 4,537,980
                                                                      ---------------      --------------------

           Cash and cash equivalents at end of period               $      3,002,842                 3,189,760
                                                                      ===============      ====================


Supplemental disclosures
           Cash paid during the period for
                     Interest on deposits and advances              $      1,488,349     $           1,371,557
                     Income taxes                                            180,069                   106,578

           Change in unrealized gain (loss), net of deferred
             taxes on available-for-sale securities                         (133,263)                   (6,446)

           Dividends declared not yet paid                                    73,766                    76,606


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

The organization and business of the Company, accounting policies followed by the Company and other information is contained in the notes to the Company's financial statements filed as part of the Company's June 30, 1999, Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2.       Dividends
         ---------

During the quarter ended June 30, 1999, the Board of Directors declared a cash dividend of $0.08 per share on the Company's outstanding common stock, payable to stockholders of record as of June 30, 1999. The dividends were paid in July 1999.

During the quarter ended September 30, 1999, the Board of Directors declared a quarterly cash dividend of $0.08 per share on the Company's outstanding common stock, payable to stockholders of record as of September 30, 1999. The dividends were paid in October 1999.

As required by SOP 93-6, the dividends on unallocated ESOP shares have been recorded as an additional $4,700 compensation cost rather than a reduction of retained earnings.

3.       Employee Stock Ownership Plan
         -----------------------------

On December 31, 1998 the Company released 7,022.36 shares of its common stock owned by the Company's ESOP. On September 30, 1999, the Company was committed to release 5328.59 shares of this common stock. The commitment resulted in $75,000 of additional compensation cost for the nine months ended September 30, 1999, with $24,000 of that amount booked as additional compensation cost for the three months ended September 30, 1999.

4.       Management Stock Bonus Plan
         ---------------------------

On January 5, 1996, the Company made awards under the Plan in the amount of 30,573 shares. The shares were awarded at a price of $9.250 per share. On January 5, 1998, the Company made awards under the Plan in the amount of 2,250 shares. On November 16, 1998, the Company made awards under the Plan in the amount of 6,000 shares. The retirement during the quarter ended September 30, 1997 of an officer to whom an award had been made under the Plan, resulted in a reduction of 3,000 shares in the total number of shares awarded. Awards under the Plan are earned at the rate of one-fifth of the award per year as of the one-year anniversary of the grant of the award. On January 5, 1997, 6,112 shares under the Plan were earned, and the corresponding liability was paid. On January 5, 1998, 5,363 shares under the Plan were earned, and the corresponding liability was paid. On January 5, 1999, 5,548 shares under the Plan were earned, and the corresponding liability was paid.

At September 30, 1999, 21,102 shares remain to be awarded under the Plan. As a result of this vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $51,500 has been recorded for the nine months ended September 30, 1999, with $16,200 of that amount booked as additional compensation for the three months ended September 30, 1999, under the provisions of the Plan.

5.       Earnings Per Share
         ------------------

The Company has potential dilutive common stock (stock options to employees and directors) and accordingly presents basic and diluted earnings per share. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 18,081 for the three month period ended September 30, 1999, and by 28,822 for the three month period ended September 30, 1998, in computing the diluted per share data.


6.       Comprehensive Earnings
         ----------------------

Comprehensive earnings, defined as the change in equity of a business enterprise from transactions and other events and circumstances from non-owner sources. The only item of other comprehensive earnings for the Company is the unrealized gain
(loss) on available-for-sale securities.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

GFSB Bancorp, Inc., is the 100% owner of Gallup Federal Savings Bank ("the Bank"), and the Bank is currently the only entity with which the holding company has an ownership interest. The Bank is primarily engaged in the business of accepting deposit accounts from the general public and using such funds to originate mortgage loans for the purchase and refinancing of one-to-four-family homes located in its primary market area. The Bank also originates multi-family, commercial real estate, construction, consumer and commercial business loans and purchases participations in one-to-four family and commercial real estate loans. The Bank also purchases mortgage-backed and investment securities. The largest components of the Bank's net earnings are net interest income, which is the difference between interest income and interest expense, and non-interest income derived primarily from fees. Consequently, the Bank's earnings are dependent on its ability to originate loans, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's net earnings is also affected by its provision for loan losses as well as the amount of other expense, such as compensation and benefit expense, occupancy and equipment expense and deposit insurance premium expenses. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

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

These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rate, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality compared to competitors' products and services; the willingness of users to substitute competitors' products and services for the Company's products and services; the success of the Company in gaining regulatory approval of its products and services, when required; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; disruption in data processing caused by computer malfunctions associated with the year 2000 problem that are greater than anticipated; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing these risks.

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

These loans typically have fixed rates. The Bank also invests a portion of its assets in construction, consumer, commercial business, multi-family and commercial real estate loans as a method of enhancing earnings and profitability while also reducing interest rate risk. Since 1994, the Bank has actively originated commercial business loans, increased its origination of commercial real estate loans, construction loans, and purchased participations in commercial real estate loans. These loans typically have adjustable interest rates and are for shorter terms than residential first mortgage loans. This type of lending generally has more risk than residential lending. The Bank's purchase of participations in adjustable rate, one-to-four family mortgage loans is designed to increase earnings and reduce interest rate risk. These loans have more risk than loans originated by the Bank, therefore, they have adjustable rates that are higher than standard. The Bank has recently begun purchasing automobile loans from dealers. These loans have risk and terms comparable to automobile loans originated in the Bank. Investment securities in the Bank's portfolio typically have shorter terms to maturity than residential first mortgage loans. As part of its asset/liability management strategy, the Bank sells its fixed rate mortgage loans with terms over 15 years into the secondary market. The Bank has sought to remain competitive in its market by offering a variety of products. Automated Teller Machine access and credit life insurance are additional products now offered by the Bank. The Bank attempts to manage the interest rates it pays on deposits while maintaining a stable deposit base and providing quality services to its customers.

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

FINANCIAL CONDITION

The Bank's total assets increased $5.1 million or 3.4% from $150.8 million at June 30, 1999 to $155.9 million at September 30, 1999. This increase is primarily the result of a $2.6 million increase in the Bank's net loan portfolio and a $4.2 million increase in the Bank's investment portfolio. The majority of the increases are directly attributable to efforts of Management to increase investment and lending activity. During the same period, deposits decreased $2 million or 2.5% from $81.2 million at June 30, 1999 to $79.2 million at September 30, 1999. This decrease is primarily due to a decrease in the Bank's volume of savings and MMDA accounts; management believes this to be primarily a seasonal fluctuation. Advances from the FHLB increased $7 million from $55.5 million at June 30, 1999 to $62.6 million at September 30, 1999. These additional borrowings funded purchases of loans, securities and mortgage loan participations. The Bank had $382,000 and $515,000 in unrealized gains (net of deferred taxes) at September 30, 1999 and June 30, 1999, respectively from market gains on the Bank's available-for-sale investment and mortgage-backed portfolios.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

General

Net earnings increased $141,000 or 69% for the quarter ended September 30, 1999 from the quarter ended September 30, 1998. This increase is primarily the result of an increase in net interest earning of $270,000 and an increase in non-interest earnings of $27,000, offset by an increase in non-interest expense of $75,000, an increase in income tax expense of $76,000 and an increase in provision for loan losses of $5,000

Interest Earnings

Total interest income increased $443,000 or 19.4% from $2.3 million for the quarter ended September 30, 1998 to $2.7 million for the quarter ended September 30,1999. This increase was primarily due to substantial increases in the net loan portfolio and securities portfolio of the bank.

Interest Expense

Total interest expense increased $173,000 or 12.4% from $1.4 million for the quarter ended September 30, 1999 to $1.6 million for the quarter ended September 30, 1999. This increase was primarily due to an increase in FHLB borrowings offset by a decrease in the bank's deposit base.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $463,000 and $401,000 at September 30, 1999 and 1998, respectively. The provision for loan loss was $ 20,000 and $15,000 for the quarter ended September 30, 1999 and 1998, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-Interest income increased by $27,000 or 58.6% from $46,000 for the quarter ended September 30, 1998 to $73,000 for the quarter ended September 30, 1999. This increase was primarily due to increased service and NSF charges on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $75,000 or 12.5% from $599,000 for the quarter ended September 30, 1998 to $674,000 for the quarter ended September 30, 1999. This increase was primarily due to an increase in compensation and benefits of $55,000 from the hiring of additional staff to handle growth, salary expense for a full time data processing systems administrator for Year 2000 administration, general salary increases, increases due to accrual for stock-based compensation programs and increases in employee health insurance benefits. Other factors were increases in occupancy costs of $19,000, data processing costs of $10,000, professional fees of $11,000 and insurance expense of $4,000, offset by a decrease in stock services of $11,000, a decrease in other operating expense of $10,000 and a decrease in advertising of $2,000. The increase in occupancy cost is primarily due to leasehold improvement expense and janitorial expense for the

Loan Center and depreciation of furniture, fixtures, and equipment. The increase in data processing expense is primarily due to service bureau expense. The decrease in stock services is primarily due to fee paid to the OTS for filing a change of control application for the quarter ending September 30, 1998. The decrease in other operating expense is primarily due to a decrease in Other Real Estate Owned expense.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments. Prior OTS regulations required that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets consist of not less than 1%, with the qualifying investments limited to those having maturities of five years of less. Revised OTS regulations effective November 13, 1997 lowered the required level of liquid assets to 4%, removed the short-term liquid asset requirement and deleted the five year or less maturity requirement. At September 30, 1999, the Bank's liquidity, as measured for regulatory purposes, was 5.64%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

The Bank's primary sources of funds are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are significantly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits, which provide liquidity to meet lending requirements and deposit fluctuations.

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At September 30, 1999, cash and cash equivalents totaled $3 million. The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At September 30, 1999, the Bank had $62.6 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional investment and mortgage-backed securities and mortgage loan participations as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended September 30, 1999, the Bank originated $9.6 million in total loans (including loan participations purchased), of which $7.1 million were mortgage loans. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, collateralized mortgage obligations, federal funds and FHLB-Dallas overnight funds and readily marketable equity securities. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities, consisting principally of net earnings, provision for loan losses, amortization of investment and mortgage backed securities premiums and discounts, stock based compensation costs and income taxes less disbursements of interest and dividends, and loan origination fees were $319,000 and $231,000 for the three month period ended September 30, 1999 and 1998 respectively. Net cash used for investing activities consisted primarily of disbursement of loan originations and investment and mortgage-backed security purchases, offset by principal collections on loans and principal collections and proceeds from the maturities of investment securities and mortgage-backed securities, were $7 million and $7 million for the three month period ended September 30, 1999 and 1998, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and new FHLB borrowings, offset by repayments on FHLB borrowings, were $5 million and $5 million for the three month period ended September 30, 1999 and 1998, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of September 30, 1999, the Bank had commitments to fund loans of $6 million. Certificates of deposit scheduled to mature in one year or less totaled $33 million. Based on historical withdrawals and outflows, on internal daily deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

At September 30, 1999, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

The Year 2000 issue

Year 2000 expense for the quarter ended September 30, 1999 was $19,000. The Bank does not anticipate any material expenses for the quarter ending December 31, 1999. In September 1998 the bank hired a full time data processing systems administrator. Although he has other duties, his primary duties are Year 2000 administration, testing, remediation, and contingency planning, and his salary is allocated to Year 2000 expense. The budget allocation for Year 2000 expense is expected to cover personnel and other costs, including some contingency costs for operation under the contingency plan. Should the Bank have to resort to alternative operating procedures due to major systems or communication failures at the beginning of the Year 2000, additional costs could be material.

Senior management has developed an emergency preparedness/business recovery plan for continuation of services to the Bank's customers in the event of systems of communication failures at the beginning of the Year 2000. The plan is being continually refined, and management believes that the Bank will be able to continue to operate in the Year 2000 even if some systems fail. Near the end of December 1999, the bank will generate paper and spreadsheet backup of all customer and general ledger accounts. Due to the size of the Bank, management believes that the Bank will be able to operate with transactions processed manually until normal operation can be restored. This procedure could require changing of schedules and hiring of temporary staff, which would increase cost of operations. If this procedure were to continue for any extended period of time, or if the bank ultimately had to change data service providers, the cost could be material.

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

As Of September 30, 1999, the Bank has completed its Year 2000 project compliance efforts.

Subsequent Events

At the Annual Organizational meeting of the Board of Directors of GFSB Bancorp, Inc. the following officers were elected.

Wallace R. Phillips, DDS            Chairman of the Board
James Nechero, Jr.                  Vice-Chairman of the Board
Richard C. Kauzlaric                President and C.E.O.
George S. Perce                     Secretary
Michael Mataya                      Treasurer
Rick Gallegos                       An Executive Officer by virtue of his position as President of Gallup
                                    Federal Savings Bank
Jerry R. Spurlin                    Assistant Secretary and Chief Financial Officer
William W. Head                     Assistant Secretary and Chief Lending Officer
Marshall W. Coker                   Chief Administrative Officer
Jennifer Hembd                      Vice-President/Mortgage Loan Officer
Evelyn Lovato                       Assistant Vice-President/Financial Officer
Lisa Marcelli                       Assistant Cashier/Mortgage Loan Processing Officer
Mauri Slaughter                     Assistant Cashier/Consumer Loan Officer
Cynthia Clifford                    Assistant Cashier/Bookkeeping Supervisor
Cathy Marquez                       Assistant Cashier/Head Teller

Vernon I. Hamilton and Charles L. Parker, Jr. are directors of the Company but hold no office.


Stock Repurchase Program

On May 20, 1999 the Company issued a press release announcing its intention to repurchase up to 5% (49,965 shares) of the Company's common stock. As of November 2, 1999, 23,170 shares have been repurchased and retired as authorized but unissued. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

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


Recapture of Post 1987 Bad Debt Reserves

The Small Business Job Protection Act of 1996, among other things, equalized the taxation of thrifts and banks. The bill no longer allows thrifts a choice between the percentage of taxable income method and the experience method in determining additions to their bad debt reserves. Smaller thrifts with $500 million of assets or less are only allowed to use the experience method, which is generally available to small banks currently. Larger thrifts must use the specific charge off method regarding its bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 will generally not be taxed. Institutions can delay these taxes for two years if they meet a residential - lending test. At June 30, 1999, the Bank had $46,613 of post 1987 bad-debt reserves of which 1/6th or $9,323 was recaptured into taxable income for the year ended June 30, 1999. Future recapture of the Bank's bad-debt reserves may have an adverse effect on net earnings. Management does not believe such future recapture of the Bank's bad debt reserves will have a material impact on the Bank's financial condition.


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

In February 1998, the FASB issued SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. This statements revises disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement eliminates certain disclosures from SFAS No.'s 87, 88, and 106. This statement is effective for fiscal years beginning after December 15, 1997. This statement is currently not applicable to the Bank.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This statement is effective for fiscal years beginning after June 15, 1999. Earlier application of this statement is encouraged. This statement is currently not applicable to the Bank.

In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This statement amends SFAS No. 65 to require that after the securitization of a mortgage loan an entity engaged in mortgage banking activities classify the resulting mortgage backed security as a trading or held-for-sale based on the intent to sell or hold the investments. This statement is effective for the first fiscal quarter beginning after December 15, 1998. This statement is currently not applicable to the Bank.


PART II.  OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GFSB BANCORP, INC.


Date:  November 10, 1999         /s/Jerry R. Spurlin
                                 -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)