Form 10QSB
period 1999-12-31
GFSB BANCORP INC
filed 2000-02-11
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                               -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                For the transition period from            to
                                               ----------    --------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                  04-2095007
--------                                                  ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                   87301
-----------------------------------------                 ----------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's Telephone Number, Including Area Code:         (505) 722-4361
                                                        --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes       |X|             No
                             -------------           ------------


As of February 8, 2000, there were issued and outstanding 970,358 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.

                                      Index

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Statements of Financial Condition
            December 31, 1999 and June 30, 1999                             3

        Consolidated Statements of Earnings and Comprehensive Earnings
            Three months and six months ended December 31, 1999 and 1998    4

        Consolidated Statements of Cash Flows
            Six months ended December 31, 1999 and 1998                     6

        Notes to Consolidated Financial Statements                          8

Item 2. Management's Discussion and Analysis or Plan of Operation          10

                                     PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                17

Item 6. Exhibits and Reports on Form 8-K                                   17

        Signatures                                                         18

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              December 31,              June 30,
                                                                                  1999                    1999
                                                                            ------------------      -----------------
                                                                               (Unaudited)
                                     ASSETS

Cash and due from banks                                                   $         3,081,126     $        2,839,479
Interest-bearing deposits with banks                                                1,033,240              2,307,736
Federal funds sold                                                                          0                      0
Available-for-sale investment securities                                           19,202,739             10,295,919
Available-for-sale mortgage-backed securities                                      28,226,236             31,711,838
Held-to-Maturity investment securities                                              1,679,207              1,677,144
Stock of Federal Home Loan Bank, at cost, restricted                                3,574,400              2,815,100
Loans receivable, net, substantially pledged                                      104,140,875             96,564,840
Accrued interest and dividends receivable                                             856,351                863,975
Premises and equipment                                                              1,337,500              1,404,616
Other real estate and repossessed property                                            147,959                150,459
Prepaid and other assets                                                               45,032                 54,365
Deferred tax asset                                                                     92,269                 68,377
                                                                            ------------------      -----------------
       TOTAL ASSETS                                                       $       163,416,935            150,753,849
                                                                            ==================      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                              $        11,619,807     $       12,874,979
Savings and MMDA deposits                                                          14,695,598             16,962,513
Time deposits                                                                      52,815,619             51,391,829
Accrued interest payable                                                              415,306                276,328
Advances from borrowers for taxes and insurance                                       328,244                329,298
Accounts payable and accrued liabilities                                              461,550                426,634
Deferred income taxes                                                                  73,221                265,317
Dividends declared and payable                                                         91,708                 74,748
Advances from Federal Home Loan Bank                                               70,275,888             55,540,826
Securities sold under agreements to repurchase                                        216,595                      0
Income taxes payable                                                                   39,539                180,069
                                                                            ------------------      -----------------
       TOTAL LIABILITIES                                                          151,033,076            138,322,541

COMMITMENTS AND CONTINGENCIES                                                               -                      -

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 1,500,000
  shares authorized;  993,578 issued and outstanding
  at June 30, 1999 and 976,308 shares issued and
  outstanding at December 31, 1999, adjusted for
  40,035 shares at June 30, 1999 and December 31, 1999
  for unallocated Management Stock Bonus Plan shares
  held by the Company's wholly owned subsidiary, respectively.                         93,627                 95,354
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                               -                      -
Additional paid-in-capital                                                          3,218,135              3,432,687
Unearned ESOP stock                                                                  (348,063)              (371,183)
Retained earnings, substantially
  restricted                                                                        9,278,024              8,759,425
Accumulated other comprehensive
earnings                                                                              142,136                515,025
                                                                            ------------------      -----------------
       TOTAL STOCKHOLDERS' EQUITY                                                  12,383,859             12,431,308
                                                                            ------------------      -----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       163,416,935     $      150,753,849
                                                                            ==================      =================

See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                                     Three months ended                    Six months ended
                                                                        December 31,                         December 31,
                                                                ------------------------------      -------------------------------
                                                                   1999              1998               1999              1998
                                                                ------------------------------      -------------------------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Interest income
           Loans receivable
                          Mortgage loans                      $   1,903,691     $   1,605,430     $    3,723,509         3,122,116
                          Commercial loans                          108,791           122,734            219,594           236,696
                          Share and consumer loans                  117,839           101,303            228,575           195,796
           Investment and mortgage-backed securities                703,174           484,423          1,334,191           995,286
           Other interest-earning assets                             65,335            52,543            122,902           103,614
                                                                ------------      ------------      -------------      ------------
                          TOTAL INTEREST EARNINGS                 2,898,830         2,366,433          5,628,771         4,653,509
Interest expense
           Deposits                                                 789,052           820,827          1,577,045         1,650,605
           Advances from Federal Home Loan Bank                     919,749           583,917          1,702,359         1,151,981
           Other interest expense                                       912                 -                912                 -
                                                                ------------      ------------      -------------      ------------
                          TOTAL INTEREST EXPENSE                  1,709,713         1,404,744          3,280,316         2,802,587
                                                                ------------      ------------      -------------      ------------
                          NET INTEREST EARNINGS                   1,189,117           961,689          2,348,455         1,850,922
Provision for loan losses                                            40,000            25,000             60,000            40,000
                                                                ------------      ------------      -------------      ------------
                          NET INTEREST EARNINGS AFTER
                            PROVISION FOR LOAN LOSSES             1,149,117           936,689          2,288,455         1,810,922
Non-interest earnings
           Income from real estate operations                             -                 -              2,500                 -
           Miscellaneous income                                       4,699             2,564              8,284            11,288
           Net gains from sales of loans                             13,380             7,090             20,521             9,225
           Service charge income                                     70,820            38,109            130,460            73,194
                                                                ------------      ------------      -------------      ------------
                          TOTAL NON-INTEREST EARNINGS                88,899            47,763            161,765            93,707
Non-interest expense
           Compensation and benefits                                404,165           356,189            799,000           696,426
           Insurance                                                 19,555            14,923             38,339            29,821
           Stock services                                             3,403             3,287              5,903            16,644
           Occupancy                                                 83,471            70,015            159,115           126,558
           Data processing                                           47,596            59,552             96,857            99,097
           Professional fees                                         23,779            14,737             47,276            27,692
           Advertising                                               20,745            19,028             34,910            35,402
           Stationary, printing and office supplies                  26,479            19,408             39,714            34,359
           ATM Expense                                               11,610             9,272             25,670            22,358
           Supervisosry Exam Fees                                     9,491             9,245             18,983            18,490
           Postage                                                    8,713             5,443             15,972            13,677
           Other                                                     47,454            50,187             98,888           110,104
                                                                ------------      ------------      -------------      ------------
                          TOTAL NON-INTEREST EXPENSE                706,460           631,286          1,380,627         1,230,627


                               GFSB Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                     Three months ended                    Six months ended
                                                                        December 31,                         December 31,
                                                                ------------------------------      -------------------------------
                                                                   1999              1998               1999              1998
                                                                ------------------------------      -------------------------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
                          EARNINGS BEFORE INCOME TAXES              531,556           353,166          1,069,593           674,002
Income tax expense
           Currently payable                                        192,713           135,723            385,518           252,289
           Deferred provision                                             -                -                   -                 -
                                                                ------------      ------------      -------------      ------------
                                                                    192,713           135,723            385,518           252,289
                                                                ------------      ------------      -------------      ------------
                          NET EARNINGS                        $     338,842     $     217,443            684,075           421,714
                                                                ============      ============      =============      ============
Other Comprehensive Earnings
           Unrealized gain (loss), net of tax                      (239,626)          207,231           (372,889)          200,785
                                                                ------------      ------------      -------------      ------------
                          COMPREHENSIVE EARNINGS                     99,216           424,674            311,186           622,499
                                                                ============      ============      =============      ============
Earnings per common share
           Basic                                              $        0.37              0.22               0.73              0.40
                                                                ============      ============      =============      ============
Weighted average number of common shares outstanding
           Basic                                                    925,753         1,008,985            931,000         1,047,923
                                                                ============      ============      =============      ============
Earnings per common share
           Diluted                                                     0.36              0.21               0.72              0.39
                                                                ============      ============      =============      ============
Weighted average number of common shares outstanding
           Diluted                                                  943,564         1,035,688            950,350         1,076,970
                                                                ============      ============      =============      ============
Comprehensive earnings per common share
           Basic                                                       0.11              0.42               0.33              0.59
                                                                ============      ============      =============      ============
           Diluted                                                     0.11              0.41               0.33              0.58
                                                                ============      ============      =============      ============

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                                  Six months ended
                                                                                    December 31,
                                                                      -----------------------------------------
                                                                           1999                   1998
                                                                      ---------------      --------------------
                                                                       (Unaudited)             (Unaudited)
Cash flows from operating activities
           Net earnings                                             $        684,075     $             421,714
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                         (156,437)                 (157,153)
                     Gain on sale of sold loans                              (18,816)                   (9,225)
                     Provision for loan losses                                60,000                    40,000
                     Depreciation of premises and equipment                   87,535                    69,863
                     Amortization of investment and mortgage-
                       backed securities premiums (discounts)                101,279                   197,708
                     Stock dividends on FHLB stock                           (88,800)                  (63,100)
                     Release of ESOP stock                                    47,002                    45,376
                     Stock compensation                                       32,443                    26,893
                     Provision (benefit) for deferred income taxes           (23,892)                        -

           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable                 7,625                   (53,608)
                     Prepaid taxes                                                 -                         -
                     Prepaid and other assets                                  9,333                     2,736
                     Accrued interest payable                                138,978                    10,970
                     Accounts payable and accrued liabilities                  2,473                   136,574
                     Income taxes payable                                   (140,530)                  (87,996)
                     Dividends declared and payable                           16,960                    (8,523)
                                                                      ---------------      --------------------
                               Net cash provided by
                               operating activities                          759,228                   572,229

Cash flows from investing activities
           Purchase of premises and equipment                                (20,419)                 (512,823)
           Loan originations and principal
             repayment on loans, net                                      (7,458,282)              (12,719,262)
           Principal payments on mortgage-backed
             securities                                                    3,296,815                 5,469,927
           Purchases of mortgage-backed securities                                 -                  (880,255)
           Purchases of available-for-sale securities                    (12,208,015)               (3,980,260)
           Maturities and proceeds from sale of
             available-for-sale securities                                 2,746,655                 2,010,000
           Principal payments on available-for-sale securities                75,000                    70,000
           Purchases of held-to-maturity securities                                -                  (980,000)
           Maturities and proceeds from sale of
            held-to-maturity securities                                            -                         -
           Purchase of FHLB stock                                           (670,500)                 (293,300)
                                                                      ---------------      --------------------
                               Net cash used by
                               investing activities                      (14,238,746)              (11,815,973)

                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                                  Six months ended
                                                                                    December 31,
                                                                      -----------------------------------------
                                                                           1999                   1998
                                                                      ---------------      --------------------
                                                                       (Unaudited)             (Unaudited)
Cash flows from financing activities
           Net increase in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                                $     (2,098,297)    $           4,528,652
           Net increase (decrease) in mortgage escrow funds                   (1,054)                   75,541
           Proceeds from FHLB advances                                   258,008,922               148,835,528
           Repayments on FHLB advances                                  (243,273,860)             (141,898,304)
           Net increase (decrease) in securities sold under
              agreements to repurchase                                       216,595                         -
           Purchase of GFSB Bancorp stock under the
             stock repurchase plan in cash                                  (248,487)               (1,609,036)
           Dividends paid or to be paid in cash                             (165,474)                 (150,530)
           Price paid for vested management bonus
           stock plan stock                                                        -                         -
           Proceeds from exercise of stock options                             8,325                         -
                                                                      ---------------      --------------------
                               Net cash provided by
                               financing activities                       12,446,670                 9,781,851
                                                                      ---------------      --------------------
           Increase (decrease) in cash and cash equivalents               (1,032,848)               (1,461,893)

           Cash and cash equivalents at beginning of period                5,147,215                 4,537,980
                                                                      ---------------      --------------------
           Cash and cash equivalents at end of period               $      4,114,366                 3,076,087
                                                                      ===============      ====================
Supplemental disclosures
           Cash paid during the period for
                     Interest on deposits and advances              $      3,136,426     $           1,754,827
                     Income taxes                                            526,049                   340,284

           Change in unrealized gain (loss), net of deferred
             taxes on available-for-sale securities                         (372,889)                  200,785

           Dividends declared not yet paid                                    91,708                    73,923


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

2.       Dividends
         ---------

During the quarter ended September 30, 1999, the Board of Directors declared a cash dividend of $0.08 per share on the Company's outstanding common stock, payable to stockholders of record as of September 30, 1999. The dividends were paid in October 1999.

During the quarter ended December 31, 1999, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of December 31, 1999. The dividends were paid in January 2000.

As required by SOP 93-6, the dividends on unallocated ESOP shares have been recorded as an additional $5,900 compensation cost rather than a reduction of retained earnings.

3.       Employee Stock Ownership Plan
         -----------------------------

On December 31, 1998 the Company released 7,022.36 shares of its common stock owned by the Company's ESOP. On December 31, 1999, the Company was committed to release 7,021.01 shares of this common stock. The commitment resulted in $98,000 of additional compensation cost for the twelve months ended December 31, 1999, with $23,000 of that amount booked as additional compensation cost for the three months ended December 31, 1999.

4.       Management Stock Bonus Plan

On January 5, 1996, the Company made awards under the Plan in the amount of 30,573 shares. The shares were awarded at a price of $9.250 per share. On January 5, 1998, the Company made awards under the Plan in the amount of 2,250 shares. On November 16, 1998, the Company made awards under the Plan in the amount of 6,000 shares. The retirement during the quarter ended September 30, 1997 of an officer, to whom an award had been made under the Plan, resulted in a reduction of 3,000 shares in the total number of shares awarded. Awards under the Plan are earned at the rate of one-fifth of the award per year. From January 5, 1997 to January 5, 1999, 17,291 shares under the Plan were earned, and the corresponding liability was paid. On November 16, 1999 1,200 shares under the Plan were earned, and the corresponding liability was paid.

At December 31, 1999, 21,503 shares remain to be awarded under the Plan, including 401 shares earned under the Plan but withheld from vesting to satisfy tax obligations of recipients. As a result of vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $67,700 has been recorded for the twelve months ended December 31, 1999, with $16,200 of that amount booked as additional compensation for the three months ended December 31, 1999, under the provisions of the Plan.

5.       Earnings Per Share
         ------------------

The Company has potential dilutive common stock (stock options to employees and directors) and accordingly presents basic and diluted earnings per share. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 17,811 for the three month period ended December 31, 1999, and by 26,703 for the three month period ended December 31, 1998, in computing the diluted per share data.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 19,350 for the six month period ended December 31, 1999, and by 29,047 for the six month period ended December 31, 1998, in computing the diluted per share data.


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

These loans typically have fixed rates. The Bank also invests a portion of its assets in construction, consumer, commercial business, multi-family and commercial real estate loans as a method of enhancing earnings and profitability while also reducing interest rate risk. Since 1994, the Bank has actively originated commercial business loans, increased its origination of commercial real estate loans, construction loans, and purchased participations in commercial real estate loans. These loans typically have adjustable interest rates and are for shorter terms than residential first mortgage loans. This type of lending generally has more risk than residential lending. The Bank's purchase of participations in adjustable rate, one-to-four family mortgage loans is designed to increase earnings and reduce interest rate risk. These loans have more risk than loans originated by the Bank, therefore, they have adjustable rates that are higher than standard. The Bank also purchases automobile loans from dealers. These loans have risk and terms comparable to automobile loans originated in the Bank. Investment securities in the Bank's portfolio typically have shorter terms to maturity than residential first mortgage loans. As part of its asset/liability management strategy, the Bank sells its fixed rate mortgage loans with terms over 15 years into the secondary market. The Bank has sought to remain competitive in its market by offering a variety of products. Automated Teller Machine access and credit life insurance are additional products offered by the Bank. The Bank attempts to manage the interest rates it pays on deposits while maintaining a stable deposit base and providing quality services to its customers.

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

FINANCIAL CONDITION

The Bank's total assets increased $12.7 million or 8.4% from $150.8 million at June 30, 1999 to $163.4 million at December 31, 1999. This increase is primarily the result of a $7.6 million increase in the Bank's net loan portfolio and a $5.4 million increase in the Bank's investment portfolio. The majority of the increases are directly attributable to efforts of Management to increase investment and lending activity. During the same period, deposits decreased $2.1 million or 2.7% from $81.2 million at June 30, 1999 to $79.1 million at December 31, 1999. This decrease is primarily due to a decrease in the Bank's volume of savings and MMDA accounts; management believes this to be primarily a seasonal fluctuation. Advances from the FHLB increased $14.7 million from $55.5 million at June 30, 1999 to $70.3 million at December 31, 1999. These additional borrowings funded purchases of loans, securities, and mortgage loan participations. The Bank had $142,000 and $515,000 in unrealized gains (net of deferred taxes) at December 31, 1999 and June 30, 1999, respectively from market gains on the Bank's equity securities offset by market losses on the Bank's available-for-sale investment and mortgage-backed portfolios.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998

General

Net earnings increased $121,000 or 55.8% for the quarter ended December 31, 1999 from the quarter ended December 31, 1998. This increase is primarily the result of an increase in net interest earnings of $227,000 and an increase in non-interest earnings of $41,000, offset by an increase in non-interest expense of $75,000, an increase in income tax expense of $57,000 and an increase in provision for loan losses of $15,000

Interest Earnings

Total interest income increased $532,000 or 22.5% from $2.4 million for the quarter ended December 31, 1998 to $2.9 million for the quarter ended December 31,1999. This increase was primarily due to substantial increases in the net loan portfolio and securities portfolio of the bank.

Interest Expense

Total interest expense increased $305,000 or 21.7% from $1.4 million for the quarter ended December 31, 1999 to $1.7 million for the quarter ended December 31, 1999. This increase was primarily due to an increase in FHLB borrowings offset by a decrease in the deposit base of the bank.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $498,000 and $421,000 at December 31,1999 and 1998, respectively. The provision for loan loss was $40,000 and $25,000 for the quarter ended December 31, 1999 and 1998, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-Interest income increased by $41,000 or 83.1% from $48,000 for the quarter ended December 31, 1998 to $89,000 for the quarter ended December 31, 1999. This increase was primarily due to increased service and NSF charges on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $75,000 or 11.9% from $631,000 for the quarter ended December 31, 1998 to $706,000 for the quarter ended December 31, 1999. This increase was primarily due to an increase in compensation and benefits of $48,000 from general salary increases, increases due to accrual for stock-based compensation programs and increases in employee health insurance benefits. Other factors were increases in occupancy costs of $13,000, professional fees of $9,000, stationary, printing and office supplies of $7,000, insurance expense of $5,000, offset by a decrease in data processing of $12,000. The increase in occupancy cost is primarily due to furniture, fixtures, and equipment expense. The decrease in data processing expense is primarily due to service bureau expense for upgrading computer software in the quarter ending December 31, 1998.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR SIX MONTH PERIOD ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTH PERIOD ENDED DECEMBER 31, 1998

General

Net earnings increased $262,000 or 62.2% for the six-month period ended December 31, 1999 from the six-month period ended December 31, 1998. This increase is primarily the result of an increase in net-interest earnings of $498,000 and a increase in non-interest earnings of $68,000, offset by an increase in non-interest expense of $150,000, an increase in provision for loan loss of $20,000 and an increase in provision for income taxes of $133,000.

Interest Earnings

Total interest income increased $975,000 or 20.9% from $4.7 million for the six-month period ended December 31, 1998, to $5.6 million for the six-month period ended December 31, 1999. This increase was primarily due to substantial increases in the net loan portfolio and securities portfolio of the bank.

Interest Expense

Total interest expense increased $478,000 or 17% from $2.8 million for the six-month period ended December 31, 1998 to $3.3 million for the six-month period ended December 31, 1999. This increase was primarily due to an increase in FHLB borrowings offset by a decrease in the deposit base of the bank.

Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $498,000 and $421,000 at December 31, 1999 and 1998, respectively. The provision for loan loss was $60,000 and $40,000 for the six-month period ended December 31, 1999 and 1998, respectively. Based on a historical trend of limited losses on residential loans, the amount of the loan loss provision allocated to residential loans remained relatively stable for the two periods. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-Interest income increased by $68,000 or 72.6% from $94,000 for the six-month period ended December 31, 1998 to $162,000 for the six-month period ended December 31, 1999. This increase was primarily due to increased service and NSF charges on NOW and checking accounts and an increase in net gains from sales of loans.

Non-Interest Expense

Total non-interest expense increased $150,000 or 12.2% from $1,231,000 for the six-month period ended December 31, 1998 to $1,381,000 for the six month period ended December 31, 1999. This increase was primarily due to an increase in compensation and benefits of $103,000 from the hiring of additional staff to handle growth, salary expense for a full time data processing systems administrator for Year 2000 administration, general salary increases, increases due to accrual for stock-based compensation programs and increases in employee health insurance benefits. Other factors were increases in occupancy costs of

$33,000, professional fees of $20,000, insurance expense of $9,000, offset by a decrease in stock services of $11,000. The increase in occupancy cost is primarily due leasehold improvement expense and janitorial expense for the Loan Center and furniture, fixtures, and equipment expense. The decrease in stock services in primarily due to a fee paid to the OTS for filing a change of control application for the quarter ended September 30, 1998.


Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. Government, federal agency and other investments. Prior OTS regulations required that a savings institution maintain liquid assets of not less than 5% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less, of which short-term liquid assets consist of not less than 1%, with the qualifying investments limited to those having maturities of five years of less. Revised OTS regulations effective November 13, 1997 lowered the required level of liquid assets to 4%, removed the short-term liquid asset requirement and deleted the five year or less maturity requirement. At December 31, 1999, the Bank's liquidity, as measured for regulatory purposes, was 5.28%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At December 31, 1999, cash and cash equivalents totaled $4 million. The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At December 31, 1999, the Bank had $70.3 million in outstanding borrowings from the FHLB of Dallas. These outstanding borrowings were used to purchase additional investment securities and mortgage loan participations as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended December 31 1999, the Bank originated $13.4 million in total loans (including loan participations purchased), of which $9.6 million were mortgage loans. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, collateralized mortgage obligations, federal funds and FHLB-Dallas overnight funds and readily marketable equity securities. During periods when the loan demand of the Bank is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities, consisting principally of net earnings, provision for loan losses, amortization of investment and mortgage backed securities premiums and discounts, stock based compensation costs and income taxes less disbursements of interest and dividends, and loan origination fees were $759,000 and $572,000 for the six month period ended December 31, 1999 and 1998 respectively. Net cash used for investing activities consisted primarily of disbursement of loan originations and investment and mortgage-backed security purchases, offset by principal collections on loans and principal collections and proceeds from the maturities of investment securities and mortgage-backed securities, were $14.2 million and $11.8 million for the six month period ended December 31, 1999 and 1998, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and new FHLB borrowings, offset by repayments on FHLB borrowings, were $12.4 million and $9.8 million for the six month period ended December 31, 1999 and 1998, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of December 31, 1999, the Bank had commitments to fund loans of $10 million. Certificates of deposit scheduled to mature in one year or less totaled $37 million. Based on historical withdrawals and outflows, on internal daily deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

Pursuant to Financial Accounting Standards Bulletin No. 130, the Bank is required to record unrealized gains and losses in its investment portfolio that may result from movements in interest rates. The Bank showed unrealized losses, net of tax effect, totaling $240,000, due to increases in interest rates during the three months ended December 31, 1999. Management does not anticipate the realization of this loss. The unrealized loss negatively impacts the Bank's capital. However, the unrealized losses combined with net operating income of $339,000 yielded a net increase in the Bank's capital of $99,000, net of applicable taxes, during the three months ended December 31, 1999. During the six months ended December 31, 1999, the unrealized losses in the investment portfolio totaled $373,000.

At December 31, 1999, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

The Year 2000 issue

Year 2000 expense for the quarter ended December 31, 1999 was $14,000. The Bank does not anticipate any material expenses for the quarter ending March 31, 2000.

As Of September 30, 1999, the Bank had completed its Year 2000 project compliance efforts. During the quarter ended December 31, 1999, the Bank continued to refine its Year 2000 emergency preparedness/business recovery plans.

During the month of January 2000 the Bank has operated normally and has experienced no significant Year 2000 problems.


Subsequent Events

None


Stock Repurchase Program

On May 20, 1999 the Company issued a press release announcing its intention to repurchase up to 5% (49,965 shares) of the Company's common stock. As of February 4, 2000, 34,120 shares have been repurchased and retired as authorized but unissued. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

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

PART II.  OTHER INFORMATION
--------  -----------------

Item 4. Submission of Matters to a Vote of Security Holder.

The annual meeting of the stockholders of the Company was held on October 27, 1999. At the meeting two directors were elected for terms to expire in 2002, the appointment of an independent accountant was ratified , the GFSB Bancorp, Inc.
1995 Stock Option Plan was ratified and the Gallup Federal Savings Bank Management Stock Bonus Plan and Trust Agreement was ratified.

The results of voting are shown for each matter considered.

Director election:

Nominee                  Votes For        Votes Withheld       Broker non-votes

James Nechero, Jr.      714,612               1,853                      0

Vernon I. Hamilton      691,497              24,968                      0

Auditor ratification:

Votes for       716,465

Votes against   0

Abstentions     0

GFSB Bancorp, Inc 1995 Stock Option Plan ratification:

Votes for       529,355

Votes against    26,903

Abstentions         750

Gallup Federal Savings Bank Management Stock Bonus Plan and Trust Agreement ratification:

Votes for       688,775

Votes against    27,690

Abstentions      0


Item 6.  Exhibits and Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GFSB BANCORP, INC.


Date:  February 11, 2000        /s/Jerry R. Spurlin
                                ------------------------------------------------
                                Jerry R. Spurlin
                                Assistant Secretary and Chief Financial Officer
                                (Duly Authorized Representative and
                                Principal Financial Officer)