Form 10QSB
period 2000-03-31
GFSB BANCORP INC
filed 2000-05-11
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    --------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                ------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware
-------------------------------
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
                                    Yes       |X|             No
                                         -------------           ---------------


As of April 27, 2000, there were issued and outstanding 940,963 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.

                                      Index

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Financial Condition
               March 31, 2000 and June 30, 1999                              3

           Consolidated Statements of Earnings and Comprehensive Earnings
               Three months and nine months ended March 31, 2000 and 1999    4

           Consolidated Statements of Cash Flows
               Nine months ended March 31, 2000 and 1999                     6

           Notes to Consolidated Financial Statements                        8

Item 2.    Management's Discussion and Analysis or Plan of Operation        10

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 16

           Signatures                                                       17

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                March 31,               June 30,
                                                                                  2000                    1999
                                                                            ------------------      -----------------
                                                                               (Unaudited)
                                     ASSETS
Cash and due from banks                                                   $         3,319,541     $        2,839,479
Interest-bearing deposits with banks                                                1,248,595              2,307,736
Federal funds sold                                                                          0                      0
Available-for-sale investment securities                                           22,906,387             10,295,919
Available-for-sale mortgage-backed securities                                      25,713,893             31,711,838
Held-to-Maturity investment securities                                              1,680,250              1,677,144
Stock of Federal Home Loan Bank, at cost, restricted                                3,735,400              2,815,100
Loans receivable, net, substantially pledged                                      106,028,334             96,564,840
Accrued interest and dividends receivable                                           1,048,232                863,975
Premises and equipment                                                              1,312,952              1,404,616
Other real estate and repossessed property                                            188,459                150,459
Prepaid and other assets                                                              108,542                 54,365
Deferred tax asset                                                                     92,269                 68,377
                                                                            ------------------      -----------------

       TOTAL ASSETS                                                       $       167,382,855            150,753,849
                                                                            ==================      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                              $        12,707,756     $       12,874,979
Savings and MMDA deposits                                                          15,705,127             16,962,513
Time deposits                                                                      54,245,196             51,391,829
Accrued interest payable                                                              335,159                276,328
Advances from borrowers for taxes and insurance                                       527,089                329,298
Accounts payable and accrued liabilities                                              443,135                426,634
Deferred income taxes                                                                  64,673                265,317
Dividends declared and payable                                                         90,350                 74,748
Advances from Federal Home Loan Bank                                               70,680,792             55,540,826
Securities sold under agreements to repurchase                                        271,139                      0
Income taxes payable                                                                  (57,975)               180,069
                                                                            ------------------      -----------------

       TOTAL LIABILITIES                                                          155,012,441            138,322,541


COMMITMENTS AND CONTINGENCIES                                                               -                      -


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 1,500,000
  shares authorized; 993,578 issued and outstanding at June 30, 1999 and 955,713 shares issued and outstanding at March 31, 2000, adjusted for 40,035 shares at
  June 30, 1999 and 34,039 shares
  at March 31, 2000 for unallocated Management Stock Bonus Plan shares
  held by the Company's wholly owned subsidiary, respectively.                         92,167                 95,354
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                               -                      -
Additional paid-in-capital                                                          3,007,774              3,432,687
Unearned ESOP stock                                                                  (335,710)              (371,183)
Retained earnings, substantially
  restricted                                                                        9,480,641              8,759,425
Accumulated other comprehensive
earnings                                                                              125,542                515,025
                                                                            ------------------      -----------------

       TOTAL STOCKHOLDERS' EQUITY                                                  12,370,414             12,431,308
                                                                            ------------------      -----------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $       167,382,855     $      150,753,849
                                                                            ==================      =================

See notes to consolidated financial statements.

                                     GFSB Bancorp, Inc.

                             CONSOLIDATED STATEMENTS OF EARNINGS
                                 AND COMPREHENSIVE EARNINGS

                                                                     Three months ended                   Nine months ended
                                                                          March 31,                           March 31,
                                                                ------------------------------      -------------------------------
                                                                   2000              1999               2000              1999
                                                                ------------------------------      -------------------------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Interest income
           Loans receivable
                          Mortgage loans                      $   1,965,405     $   1,684,895     $    5,688,913         4,807,011
                          Commercial loans                          134,946           126,488            354,540           363,185
                          Share and consumer loans                  121,765           102,616            350,339           298,412
           Investment and mortgage-backed securities                787,128           455,300          2,121,319         1,450,586
           Other interest-earning assets                             70,254            49,280            193,156           152,894
                                                                ------------      ------------      -------------      ------------

                          TOTAL INTEREST EARNINGS                 3,079,498         2,418,579          8,708,267         7,072,088

Interest expense
           Deposits                                                 808,376           787,428          2,385,421         2,438,034
           Advances from Federal Home Loan Bank                   1,034,046           593,183          2,736,404         1,745,165
           Other interest expense                                     2,189                 -              3,101                 -
                                                                ------------      ------------      -------------      ------------

                          TOTAL INTEREST EXPENSE                  1,844,611         1,380,612          5,124,926         4,183,199
                                                                ------------      ------------      -------------      ------------

                          NET INTEREST EARNINGS                   1,234,887         1,037,967          3,583,341         2,888,889

Provision for loan losses                                            70,000            25,000            130,000            65,000
                                                                ------------      ------------      -------------      ------------

                          NET INTEREST EARNINGS AFTER
                            PROVISION FOR LOAN LOSSES             1,164,887         1,012,967          3,453,341         2,823,889

Non-interest earnings
           Income from real estate operations                         2,500                 -              5,000                 -
           Miscellaneous income                                       5,026             2,805             13,311            14,095
           Net gains (losses)  from sales of loans and AFS Securitie(60,412)           31,828            (39,891)           41,053
           Service charge income                                     57,247            42,052            187,707           115,246
                                                                                                    -------------      ------------
                                                                ------------      ------------

                          TOTAL NON-INTEREST EARNINGS                 4,361            76,686            166,127           170,394

Non-interest expense
           Compensation and benefits                                431,280           365,635          1,230,279         1,062,061
           Insurance                                                 12,233            16,183             50,572            46,005
           Stock services                                             4,169             3,962             10,071            20,606
           Occupancy                                                 85,621            79,448            244,736           206,006
           Data processing                                           50,863            50,329            147,720           149,426
           Professional fees                                         20,303            10,170             67,579            37,862
           Advertising                                               13,811            20,224             48,722            55,626
           Stationary, printing and office supplies                  19,440            17,476             59,154            51,835
           ATM Expense                                               12,045            10,016             37,715            32,374
           Supervisosry Exam Fees                                    10,384             8,992             29,367            27,482
           Postage                                                    9,392            11,188             25,363            24,865
           Other                                                     57,829            53,812            156,718           163,916
                                                                ------------      ------------      -------------      ------------

                          TOTAL NON-INTEREST EXPENSE                727,369           647,435          2,107,997         1,878,063


                                     GFSB Bancorp, Inc.

                             CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                     Three months ended                   Nine months ended
                                                                          March 31,                           March 31,
                                                                ------------------------------      -------------------------------
                                                                   2000              1999               2000              1999
                                                                ------------------------------      -------------------------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)

                          EARNINGS BEFORE INCOME TAXES              441,879           442,218          1,511,471         1,116,220

Income tax expense
           Currently payable                                        148,912           166,159            534,430           418,448
           Deferred provision                                             -                 -                  -                 -
                                                                ------------      ------------      -------------      ------------

                                                                    148,912           166,159            534,430           418,448
                                                                ------------      ------------      -------------      ------------

                          NET EARNINGS                        $     292,967     $     276,058            977,041           697,772
                                                                ============      ============      =============      ============

Other Comprehensive Earnings
           Unrealized gain (loss), net of tax                       (16,594)         (206,486)          (389,483)           (5,701)

                                                                ------------      ------------      -------------      ------------
                          COMPREHENSIVE EARNINGS                    276,373            69,572            587,558           692,071
                                                                ============      ============      =============      ============
Earnings per common share
           Basic                                              $        0.32              0.28               1.06              0.67
                                                                ============      ============      =============      ============

Weighted average number of common shares outstanding
           Basic                                                    914,728           979,857            921,629         1,035,898
                                                                ============      ============      =============      ============

Earnings per common share
           Diluted                                                     0.31              0.27               1.04              0.66
                                                                ============      ============      =============      ============

Weighted average number of common shares outstanding
           Diluted                                                  933,052         1,006,191            939,953         1,064,377
                                                                ============      ============      =============      ============

Comprehensive earnings per common share
           Basic                                                       0.30              0.07               0.64              0.67
                                                                ============      ============      =============      ============

           Diluted                                                     0.30              0.07               0.63              0.65
                                                                ============      ============      =============      ============

                                              GFSB Bancorp, Inc.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Increase (decrease) in cash and cash equivalents

                                                                                 Nine months ended
                                                                                     March 31,
                                                                      -----------------------------------------
                                                                           2000                   1999
                                                                      ---------------      --------------------
                                                                       (Unaudited)             (Unaudited)
Cash flows from operating activities
           Net earnings                                             $        977,041     $             697,772
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                         (231,360)                 (223,663)
                     Gain on sale of sold loans                              (26,122)                  (41,053)
                     Provision for loan losses                               130,000                    65,000
                     Depreciation of premises and equipment                  133,468                   113,570
                     Amortization of investment and mortgage-
                       backed securities premiums (discounts)                126,429                   294,702
                     Stock dividends on FHLB stock                          (144,400)                  (95,400)
                     Release of ESOP stock                                    72,124                    76,724
                     Stock compensation                                       48,664                    79,883
                     Provision (benefit) for deferred income taxes           (23,892)                        -

           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable              (184,257)                 (154,143)
                     Prepaid taxes                                                 -                         -
                     Prepaid and other assets                                (54,177)                  (26,355)
                     Accrued interest payable                                 58,831                    20,074
                     Accounts payable and accrued liabilities                (32,163)                  112,526
                     Income taxes payable                                   (238,044)                  (62,836)
                     Dividends declared and payable                           15,602                    (9,992)
                                                                      ---------------      --------------------

                               Net cash provided by
                               operating activities                          627,744                   846,809

Cash flows from investing activities
           Purchase of premises and equipment                                (41,804)                 (523,208)
           Loan originations and principal
             repayment on loans, net                                      (9,374,012)              (15,413,958)
           Principal payments on mortgage-backed
             securities                                                    4,341,753                 8,207,158
           Purchases of mortgage-backed securities                                 -                (2,928,670)
           Purchases of available-for-sale securities                    (15,929,426)               (6,002,335)
           Maturities and proceeds from sale of
             available-for-sale securities                                 4,178,588                 2,010,000
           Principal payments on available-for-sale securities                76,900                    70,000
           Purchases of held-to-maturity securities                                -                (1,530,000)
           Maturities and proceeds from sale of
            held-to-maturity securities                                            -                         -
           Purchase of FHLB stock                                           (775,900)                 (373,300)
                                                                      ---------------      --------------------

                               Net cash used by
                               investing activities                      (17,523,901)              (16,484,313)

                                              GFSB Bancorp, Inc.

                               Increase (decrease) in cash and cash equivalents

                                                                                 Nine months ended
                                                                                     March 31,
                                                                      -----------------------------------------
                                                                           2000                   1999
                                                                      ---------------      --------------------
                                                                       (Unaudited)             (Unaudited)
Cash flows from financing activities
           Net increase in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                                $      1,428,758     $           8,131,524
           Net increase (decrease) in mortgage escrow funds                  197,791                   258,819
           Proceeds from FHLB advances                                   487,058,922               217,685,527
           Repayments on FHLB advances                                  (471,918,956)             (209,364,245)
           Net increase (decrease) in securities sold under
              agreements to repurchase                                       271,139                         -
           Purchase of GFSB Bancorp stock under the
             stock repurchase plan in cash                                  (539,640)               (2,058,528)
           Dividends paid or to be paid in cash                             (255,824)                 (222,984)
           Price paid for vested management bonus
           stock plan stock                                                   55,463                    50,065
           Proceeds from exercise of stock options                            19,425                         -
                                                                      ---------------      --------------------

                               Net cash provided by
                               financing activities                       16,317,078                14,480,178
                                                                      ---------------      --------------------

           Increase (decrease) in cash and cash equivalents                 (579,079)               (1,157,326)

           Cash and cash equivalents at beginning of period                5,147,215                 4,537,980
                                                                      ---------------      --------------------

           Cash and cash equivalents at end of period               $      4,568,136                 3,380,654
                                                                      ===============      ====================


Supplemental disclosures
           Cash paid during the period for
                     Interest on deposits and advances              $      5,062,994     $           4,163,126
                     Income taxes                                            772,475                   481,284

           Change in unrealized gain (loss), net of deferred
             taxes on available-for-sale securities                         (389,483)                   (5,701)

           Dividends declared not yet paid                                    90,350                    72,454


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

2.       Dividends
         ---------

During the quarter ended December 31, 1999, the Board of Directors declared a cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of December 31, 1999. The dividends were paid in January 2000.

During the quarter ended March 31, 2000, the Board of Directors declared a quarterly cash dividend of $0.10 per share on the Company's outstanding common stock, payable to stockholders of record as of March 31, 2000. The dividends were paid in April 2000.

As required by SOP 93-6, the dividends on unallocated ESOP shares have been recorded as an additional $5,200 compensation cost rather than a reduction of retained earnings.

3.       Employee Stock Ownership Plan
         -----------------------------

On December 31, 1999, the Company released 7,021.01 shares of its common stock owned by the Company's ESOP. On March 31, 2000, the Company was committed to release 1,852.89 shares of this common stock. The commitment resulted in $25,000 of additional compensation cost for the three months ended March 31, 2000.

4.       Management Stock Bonus Plan
         ---------------------------

On January 5, 1996, the Company made awards under the Plan in the amount of 30,573 shares. The shares were awarded at a price of $9.250 per share. On January 5, 1998, the Company made awards under the Plan in the amount of 2,250 shares. On November 16, 1998, the Company made awards under the Plan in the amount of 6,000 shares. The retirement during the quarter ended September 30, 1997 of an officer, to whom an award had been made under the Plan, resulted in a reduction of 3,000 shares in the total number of shares awarded. Awards under the Plan are earned at the rate of one-fifth of the award per year. From January 5, 1997 to January 5, 1999, 17,291 shares under the Plan were earned, and the corresponding liability was paid. On November 16, 1999, 1,200 shares under the Plan were earned, and the corresponding liability was paid. On January 5, 2000, 5,816 shares under the Plan were earned, and the corresponding liability was paid.

At March 31, 2000, 22,523 shares remain to be awarded under the Plan, including 1,421 shares earned under the Plan but withheld from vesting to satisfy tax obligations of recipients. As a result of vesting and the dividends earned on the vested shares, a liability and corresponding compensation cost in the amount of $16,200 has been recorded for the three months ended March 31, 2000, under the provisions of the Plan.

5.       Earnings Per Share
         ------------------

The Company has potential dilutive common stock (stock options to employees and directors) and accordingly presents basic and diluted earnings per share. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 18,324 for the three month period ended March 31, 2000, and by 26,334 for the three month period ended March 31, 1999, in computing the diluted per share data.

The weighted average number of shares of common stock used to compute the basic earnings per share was increased by 18,324 for the nine month period ended March 31, 2000, and by 28,479 for the nine month period ended March 31, 1999, in computing the diluted per share data.


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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

GFSB Bancorp, Inc., is the 100% owner of Gallup Federal Savings Bank ("the Bank"), and the Bank is currently the only entity with which the holding company has an ownership interest. The Bank is primarily engaged in the business of accepting deposit accounts from the general public and using such funds to originate mortgage loans for the purchase and refinancing of one-to-four-family homes located in its primary market area. The Bank also originates multi-family, commercial real estate, construction, consumer, and commercial business loans and purchases participations in one-to-four family and commercial real estate loans. The Bank also purchases mortgage-backed and investment securities. The largest components of the Bank's net earnings are net interest income, which is the difference between interest income and interest expense, and non-interest income derived primarily from fees. Consequently, the Bank's earnings are dependent on its ability to originate loans, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Bank's net earnings are also affected by its provision for loan losses as well as the amount of other expense, such as compensation and benefit expense, occupancy and equipment expense and deposit insurance premium expenses. Earnings of the Bank also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.

GFSB Bancorp, Inc. (the "Company") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filing with the Securities and Exchange Commission (including this quarterly report on Form 10-QSB and the exhibits thereto), in its reports to stockholders and in other communication by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

The Company cautions that this list of important factors is not exclusive. The Company does not undertake to update forward-looking statements, whether written or oral, that may be made from time to time by or on behalf of the Company.


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

FINANCIAL CONDITION

The Bank's total assets increased $16.6 million or 11% from $150.8 million at June 30, 1999 to $167.4 million at March 31, 2000. This increase is primarily the result of a $9.5 million increase in the Bank's net loan portfolio and a $6.6 million increase in the Bank's investment portfolio. The majority of the increases are directly attributable to efforts of Management to increase investment and lending activity. During the same period, deposits increased $1.4 million or 1.8% from $81.2 million at June 30, 1999 to $82.7 million at March 31, 2000. This increase is primarily due to an increase in the Bank's volume of time deposits, offset by a decrease in the Bank's volume of savings and MMDA accounts. Advances from the FHLB increased $15.1 million from $55.5 million at June 30, 1999 to $70.7 million at March 31, 2000. These additional borrowings funded purchases of loans, securities, and mortgage loan participations. The Bank had $126,000 and $515,000 in unrealized gains (net of deferred taxes) at March 31, 2000 and June 30, 1999, respectively from market gains on the Bank's equity securities offset by market losses on the Bank's available-for-sale investment and mortgage-backed portfolios.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

General

Net earnings increased $17,000 or 6.1% for the quarter ended March 31, 2000 from the quarter ended March 31, 1999. This increase is primarily the result of an increase in net interest earnings of $197,000 and a decrease in income tax expense of $17,000, offset by an decrease in non-interest earnings of $72,000, an increase in non-interest expense of $80,000 and an increase in provision for loan losses of $45,000.

Interest Earnings

Total interest income increased $661,000 or 27.3% from $2.4 million for the quarter ended March 31, 1999 to $3.1 million for the quarter ended March 31,2000. This increase was primarily due to substantial increases in the net loan portfolio and securities portfolio of the bank.

Interest Expense

Total interest expense increased $464,000 or 33.6% from $1.4 million for the quarter ended March 31, 1999 to $1.8 million for the quarter ended March 31, 2000. This increase was primarily due to an increase in FHLB borrowings.

 Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $535,000 and $422,000 at March 31, 2000 and 1999, respectively. The provision for loan loss was $70,000 and $25,000 for the quarters ended March 31, 2000 and 1999, respectively. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-interest income decrease of $72,000 or 94.3% from $77,000 for the quarter ended March 31, 1999 to $4,000 for the quarter ended March 31, 2000 was primarily due to net losses of $66,000 from the sale of available-for-sale securities and a decrease in net gains from sales of loans of $25,000, offset by increased service and NSF charges on NOW and checking accounts of $15,000 and an increase in income from real estate operations of $5,000. Funds received by the Bank from the sale of available-for-sale securities were used to purchase higher yielding available-for-sale securities to enhance future earnings.

Non-Interest Expense

Total non-interest expense increased $80,000 or 12.3% from $647,000 for the quarter ended March 31, 1999 to $727,000 for the quarter ended March 31, 2000. This increase was primarily due to an increase in compensation and benefits of $66,000 from general salary increases, increases in accruals for stock-based compensation programs, increases in employee health insurance and retirement benefits and a gross receipts tax paid to the State of New Mexico for directors fees. Other factors contributing to this increase were increases in professional fees of $10,000 and occupancy costs of $6,000.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR NINE MONTH PERIOD ENDED MARCH 31, 2000 COMPARED TO NINE MONTH PERIOD ENDED MARCH 31, 1999

General

Net earnings increased $279,000 or 40% for the nine-month period ended March 31, 2000 from the nine-month period ended March 31, 1999. This increase is primarily the result of an increase in net-interest earnings of $694,000, offset by a decrease in non-interest earnings of $4,000, an increase in non-interest expense of $230,000, an increase in provision for loan loss of $65,000 and an increase in provision for income taxes of $116,000.

Interest Earnings

Total interest income increased $1.6 million or 23.1% from $7.1 million for the nine-month period ended March 31, 1999, to $8.7 million for the nine-month period ended March 31, 2000. This increase was primarily due to substantial increases in the net loan portfolio and securities portfolio of the bank.

Interest Expense

Total interest expense increased $942,000 or 22.5% from $4.2 million for the nine-month period ended March 31, 1999 to $5.1 million for the nine-month period ended March 31, 2000. This increase was primarily due to an increase in FHLB borrowings.

 Provision for Losses on Loans

The Bank maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The allowance for loan losses was $535,000 and $422,000 at March 31, 2000 and 1999, respectively. The provision for loan loss was $130,000 and $65,000 for the nine-month period ended March 31, 2000 and 1999, respectively. While the Bank maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Bank may result in an increase of provision for losses on loans. The establishment of a loan loss provision each period adversely impacts the Bank's net earnings.

Non-Interest Income

Total non-Interest income decreased by $4,000 or 2.5% from $170,000 for the nine-month period ended March 31, 1999 to $166,000 for the nine-month period ended March 31, 2000. This decrease was primarily due to net losses from the sale of available- for-sale securities of $66,000 and a decrease in net gains from sales of loans of $16,000, offset by increased service and NSF charges on NOW and checking accounts of $72,000 and an increase in income from real estate operations of $5,000. Funds received by the Bank from the sale of available-for-sale securities were used to purchase higher yielding available-for-sale securities to enhance future earnings.

Non-Interest Expense

Total non-interest expense increased $230,000 or 12.2% from $1,878,000 for the nine-month period ended March 31, 1999 to $2,108,000 for the nine-month period ended March 31, 2000. This increase was primarily due to an increase in compensation and benefits of $168,000 from the hiring of additional staff to handle growth, salary expense for a full time data processing systems administrator for Year 2000 administration, general salary increases, increases due to accruals for stock-based compensation programs, increases in employee health insurance and retirement benefits and a gross receipts tax paid to the State of New Mexico for directors fees. Other factors were increases in occupancy costs of $39,000, professional fees of $30,000, stationary, printing and office supplies of $7,000, Automated Teller Machine expense of $5,000, insurance expense of $5,000, offset by a decrease in stock services of $11,000. The increase in occupancy costs is primarily due leasehold improvement expense and janitorial expense for the Loan Center and furniture, fixtures, and equipment expense. The decrease in stock services is primarily due to a fee paid to the OTS for filing a change of control application for the quarter ended September 30, 1998.


Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain "liquid" investments in qualifying types of U.S. Government, federal agency and other investments of not less than 4% of its average daily balance of net withdrawable deposit account and borrowing payable in one year or less. At March 31, 2000, the Bank's liquidity, as measured for regulatory purposes, was 5.23%. The Bank adjusts liquidity as appropriate to meet its asset/liability objectives.

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

The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets are dependent on the Bank's operating, financing, and investing activities during any given period. At March 31, 2000, cash and cash equivalents totaled $4.6 million. The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include FHLB of Dallas advances and the ability to borrow against mortgage-backed and other securities. At March 31, 2000, the Bank had $70.7 million in outstanding borrowings from the FHLB of Dallas. Some of these outstanding borrowings were used to purchase additional investment securities and mortgage loan participations as a means of enhancing earnings.

The primary investment activity of the Bank is the origination of loans, primarily mortgage loans. During the quarter ended March 31 2000, the Bank originated $11 million in total loans (including loan participations purchased), of which $5.7 million were mortgage loans. Another investment activity of the Bank is the investment of funds in U.S. Government Agency securities, mortgage-backed securities, collateralized mortgage obligations, federal funds and FHLB-Dallas overnight funds and readily marketable equity securities. During periods when the loan demand of the Bank is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities, consisting principally of net earnings, provision for loan losses, amortization of investment and mortgage backed securities premiums and discounts, stock based compensation costs and income taxes less disbursements of interest and dividends, and loan origination fees were $628,000 and $847,000 for the nine month period ended March 31, 2000 and 1999 respectively. Net cash used for investing activities consisted primarily of disbursement of loan originations and investment and mortgage-backed security purchases, offset by principal collections on loans and principal collections and proceeds from the maturities of investment securities and mortgage-backed securities, were $17.5 million and $16.5 million for the nine month period ended March 31, 2000 and 1999, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and new FHLB borrowings, offset by repayments on FHLB borrowings, were $16.3 million and $14.5 million for the nine month period ended March 31, 2000 and 1999, respectively.

The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of March 31, 2000, the Bank had commitments to fund loans of $10 million. Certificates of deposit scheduled to mature in one year or less totaled $38.6 million. Based on historical withdrawals and outflows, on internal daily deposit reports monitored by management, and the fact that the Bank does not accept any brokered deposits, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

Pursuant to Financial Accounting Standards Bulletin No. 130, the Bank is required to record unrealized gains and losses in its investment portfolio that may result from movements in interest rates. The Bank showed unrealized losses, net of tax effect, totaling $17,000, due to increases in interest rates during the three months ended March 31, 2000. Management does not anticipate the realization of this loss. The unrealized loss negatively impacts the Bank's capital. However, the unrealized losses combined with net operating income of $293,000 yielded a net increase in the Bank's capital of $276,000, net of applicable taxes, during the three months ended March 31, 2000. During the nine months ended March 31, 2000, the unrealized losses in the investment portfolio totaled $389,000.

At March 31, 2000, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.


Subsequent Events

None


Stock Repurchase Program

On May 20, 1999 the Company issued a press release announcing its intention to repurchase up to 5% (49,965 shares) of the Company's common stock. The repurchase was completed on March 24, 2000. On March 24, 2000 the Company issued a press release announcing its intention to repurchase up to 5% (47,785 shares) of the Company's common stock. As of April 24, 2000, 16,175 shares have been repurchased and retired as authorized but unissued. The Company believes that it has sufficient capital to complete the repurchase and that the repurchase will not cause the Bank to fail to meet its regulatory capital requirements.

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

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

10.3     Directors Deferred Compensation Agreements

10.4     Directors Stock Compensation Plan

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GFSB BANCORP, INC.


Date: May 8, 2000                /s/Jerry R. Spurlin
                                 -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)