Form 10KSB
period 2000-06-30
GFSB BANCORP INC
filed 2000-09-25
CIK 942129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000, OR

| |  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from         to         .
                                                         --------   --------

Commission File Number:  0-25854

                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                      04-2095007
---------------------------------------------             -------------------
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
or Organization)                                          Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                       87301
---------------------------------------------             -------------------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number, Including Area Code:              (505) 722-4361
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         State issuer's revenues for its most recent fiscal year. $12,238,529.
                                                                   ----------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on the Nasdaq Smallcap Market at September 15, 2000, was $6.5 million.

         As of September 15, 2000, there were issued and outstanding 936,000 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure format (check one):

                  Yes               No    X
                      -------          -------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for Fiscal Year ended June 30, 2000. (Part II)
2. Portions of Proxy Statement for the 2000 Annual Meeting of Stockholders. (Part III)

                                     PART I

         GFSB Bancorp, Inc. (the "Company" or "Registrant") may from time to time make written or oral "forward-looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this annual report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

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

Item 1.  Description of Business
--------------------------------

General

         The Company is a Delaware corporation organized in March 1995 at the direction of Gallup Federal Savings Bank (the "Bank") to acquire all of the capital stock that the Bank issued in its conversion from the mutual to stock form of ownership (the "Conversion"). On June 29, 1995, the Bank completed the Conversion and became a wholly owned subsidiary of the Company. The Company is a unitary savings and loan holding company which, under existing laws, generally is not restricted in the types of business activities in which it may engage provided that the Bank retains a specified amount of its assets in housing-related investments. The Company conducts no significant business or operations of its own other than holding all of the outstanding stock of the Bank. References to the Company or Registrant generally refers to the consolidated entity which includes the main operating company, the Bank, unless the context indicates otherwise.

         The Bank is a federally chartered stock savings bank headquartered in Gallup, New Mexico. It is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits are federally insured by the Savings Association Insurance Fund ("SAIF"). The Bank is a member of and owns capital stock in the Federal Home Loan Bank ("FHLB") of Dallas, which is one of the 12 regional banks in the FHLB System.

         The Registrant operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by one- to four-family residential loans and commercial real estate loans. To a lesser extent, the Registrant also originates construction loans, commercial business loans, consumer loans, and multi-family loans.

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Registrant's market area of Gallup, New Mexico and the surrounding communities of McKinley County, New Mexico. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts and in percentages of the respective portfolios at the dates indicated.

                                                                    At June 30,
                                             ------------------------------------------------------
                                                       2000                        1999
                                             -----------------------   ----------------------------
                                                   $           %            $           %
                                             ---------      ------     ---------     ------
                                                            (Dollars in Thousands)
Type of Loans:
--------------
  Mortgage loans:
    Residential ..........................   $  79,234       68.02%    $  72,290      70.84%
    Commercial real estate ...............      19,293       16.56        17,199      16.86
    Construction:
    Residential ..........................       1,081         .93           828        .81
    Commercial ...........................       4,161        3.57         2,733       2.68
                                             ---------      ------     ---------     ------
                                               103,769       89.08        93,050      91.19
                                             ---------      ------     ---------     ------
  Commercial business ....................       6,993        6.00         4,460       4.37
                                             ---------      ------     ---------     ------
  Consumer:
  Savings account ........................       1,083         .93         1,067       1.05
  Automobile and other ...................       4,642        3.99         3,459       3.39
                                             ---------      ------     ---------     ------
                                                 5,725        4.92         4,526       4.44
                                             ---------      ------     ---------     ------
  Total loans ............................   $ 116,487      100.00%    $ 102,036     100.00%
                                             =========      ======     =========     ======

Less:
  Loans in process .......................      (2,246)                   (1,443)
  Loan participations sold ...............      (3,307)                   (2,938)
  Deferred loan origination fees and costs        (645)                     (647)
  Allowance for loan losses ..............        (512)                     (443)
                                             ---------                 ---------
Total loans, net .........................   $ 109,777                 $  96,565
                                             =========                 =========

Type of Security:
-----------------
 Mortgage loans:
    One-to-four-family ...................   $  79,604       68.34%    $  72,174      70.74%
    Commercial real estate ...............      23,426       20.11        19,844      19.44
    Multi-family .........................         711         .61           944        .92
                                             ---------      ------     ---------     ------
                                               103,741       89.06        92,962      91.10
                                             ---------      ------     ---------     ------
  Commercial business ....................       7,021        6.03         4,548       4.46
                                             ---------      ------     ---------     ------
  Consumer:
    Savings accounts .....................       1,083         .93         1,067       1.05
    Automobile and other .................       4,642        3.99         3,459       3.39
                                             ---------      ------     ---------     ------
                                                 5,725        4.92         4,526       4.44
                                             ---------      ------     ---------     ------

Total ....................................   $ 116,487      100.00%    $ 102,036     100.00%
                                             =========      ======     =========     ======

Loan Maturity Tables

         The  following   table  sets  forth  the  estimated   maturity  of  the
Registrant's loan portfolio at June 30, 2000. The table does not include prepayments or scheduled principal repayments. Prepayments or scheduled principal repayments totaled $22.9 million for the year ended June 30, 2000. All mortgage loans are shown as maturing based on contractual maturities.

                                                      Due        Due after
                                                     within      1 through     Due after
                                                      1 year      5 years       5 years        Total
                                                   --------      ---------      --------      --------
                                                                      (In Thousands)
  One-to-four-family.........................      $    797      $   1,652      $ 76,074      $ 78,523
  Multi-family and commercial real estate....         2,134         10,642         7,200        19,976
  Construction...............................           574            223         4,445         5,242
  Commercial business........................         2,648          2,208         2,165         7,021
  Consumer...................................           849          2,983         1,893         5,725
                                                   --------      ---------      --------      --------
  Total......................................      $  7,002      $  17,708      $ 91,777      $116,487
                                                   ========      =========      ========      ========

         The following table sets forth as of June 30, 2000 the dollar amount of all loans due after June 30, 2001, which have fixed rates of interest and floating or adjustable interest rates.

                                                                              Floating or
                                                            Fixed Rates     Adjustable Rates         Total
                                                            -----------     ----------------         -----
                                                                             (In Thousands)
     One-to-four-family.............................          $ 69,172           $  8,554          $  77,726
     Multi-family and commercial real estate........            11,484              6,358             17,842
     Construction...................................             3,276              1,392              4,668
     Commercial business............................             1,822              2,551              4,373
     Consumer.......................................             3,058              1,818              4,876
                                                              --------           --------          ---------
     Total..........................................          $ 88,812           $ 20,673          $ 109,485
                                                              ========           ========          =========

         One-to-Four-Family Residential Loans. The Registrant's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in its primary market areas. The Registrant generally originates owner-occupied one-to-four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Registrant will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is generally required for the amount in excess of 80% of such value. Non-owner-occupied residential mortgage loans are originated up to 80% of the lesser of the appraised value or selling price of the property.

         The Registrant primarily originates fixed-rate mortgage loans that have maturities of up to 15 years. In addition, the Registrant originates loans with terms over 15 years for sale in the secondary market. Generally, the Registrant's underwriting guidelines conform to FHLMC and FNMA guidelines. At June 30, 2000, fixed rate loans held-for-sale constituted 88% of the one-to-four-family residential loan portfolio.

         For all adjustable-rate mortgage loans, the Registrant requires the borrower to qualify at the initial index interest rate. The adjustable-rate mortgage loans provide for annual interest rate adjustments based upon the one-year treasury rate with a maximum adjustment of not more than 2% over the initial rate of interest. Adjustable-rate mortgage loans reprice every year and provide for terms of up to 30 years with most loans having terms of 15 or 30 years.

         It is the current policy of the Registrant to remain a portfolio lender for its adjustable rate loans. Adjustable rate loans do have higher credit risks compared to fixed-rate mortgage loans due to the possibility of borrower default when interest rates reset higher and monthly payment amounts increase.

         The one-to-four-family residential loan portfolio also includes second mortgage loans if the Registrant holds the first mortgage loan for such property and the combined loan to value ratio is no greater than 80%.

         Multi-family and Commercial Real Estate Loans. Multi-family and commercial real estate secured loans are originated in amounts generally up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Registrant. The Registrant's commercial real estate loans are permanent loans secured by approved property such as churches, motels, small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Registrant generally originates fixed-rate commercial real estate loans with balloon maturities of five years and with amortization periods of up to 25 years, and to a lesser extent, adjustable-rate loans based on a margin over the Wall Street Journal prime rate.

         Multi-family loans are primarily secured by apartment buildings, located in the Registrant's primary market area. Loans secured by multi-family property may be originated in amounts up to 80% of the appraised value with either fixed or adjustable rates of interest. The Registrant generally originates fixed-rate multi-family loans with balloon maturities of five years and with amortization periods of up to 25 years, and to a lesser extent, adjustable-rate loans based on a margin over the Wall Street Journal prime rate.

         Multi-family and commercial real estate loans have significantly more risk than one-to-four-family mortgage loans due to the usually higher loan amounts and the credit risk, which arises from concentration of principal in a smaller number of loans, the effects of general economic conditions on income producing property and the difficulty of evaluating and monitoring the loans.

         Construction Loans. The Registrant makes construction loans to individuals to construct single-family owner-occupied homes and to builders who have a proven track record on either a pre-sold or speculative basis. Loans made to individual property owners are construction-to-permanent loans which generally provide for the payment of interest during a construction period at fixed or adjustable interest rates and then covert to permanent loans, having terms similar to one-to-four-family residential mortgage loans. Loans made to builders are generally loans which require the payment of interest at fixed rates during the construction term and the payment of the principal in full at the end of the construction period, which generally is for a term of 6 months.

         Construction financing generally has a higher degree of credit risk than one-to-four-family residential loans. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building the property. If the estimated value is inaccurate, the Registrant may have a completed project with a value too low to assure full repayment of the loan.

         Construction loans made to builders who are building to resell have a maximum loan-to-value ratio of 80% of the appraised value of the property. Construction loans to individuals who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 80%.

         Commercial Business Loans. Commercial business loans, primarily consisting of revolving lines of credit, short-term working capital loans, and term loans up to seven years, are originated to meet the needs of local small businesses. The majority of the loans are secured by inventory, equipment, accounts receivable, marketable securities, savings deposits, real estate, personal guaranties, or a combination of these types of collateral. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and frequently carry larger loan balances. The Registrant offers fixed-rate commercial business loans and adjustable-rate loans which adjust daily based upon Wall Street Journal prime. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on business cash flow, and the difficulty of evaluating and monitoring these types of loans.

         Consumer Loans. Consumer loans primarily consist of automobile loans, home equity lines of credit, loans secured by savings accounts and unsecured personal loans. Home equity lines of credit are originated on an adjustable rate basis, with a loan to value ratio of 90%, if the Registrant holds the first mortgage loan. Otherwise, the maximum loan to value ratio is 80%. Loans secured by vehicles are financed for terms of up to 60 months, with fixed interest rates. The underwriting standards employed by the Registrant for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans tend to have higher interest rates and shorter maturities than one- to four-family first mortgage loans, but are considered to entail a greater risk of default than one-to four-family mortgage loans.

         Loan Approval Authority and Underwriting. The loan approval process is segmented by the type and size of loan. All loans secured by deposit accounts as well as small real estate, commercial and consumer loans may be approved by certain loan officers within designated limits. Members of senior management have varying individual levels of authority to approve loans up to a maximum of $100,000 for unsecured loans and $250,000 for secured loans. The Management Loan Committee, consisting of all senior management and one non-employee Director, may approve loans in excess of individual officer limits up to a maximum of $350,000. The Executive Committee may approve loans up to $750,000. The Board of Directors approves loans over $750,000. The Board of Directors ratifies all loans that have been approved by officers or committees.

         The Registrant uses board approved independent fee appraisers on most real estate loans. It is the Registrant's policy to obtain title insurance on all properties securing real estate loans and to obtain insurance coverage appropriate to the collateral on secured loans.

         Loan Commitments. At June 30, 2000, the Registrant had $9.1 million of outstanding commitments to originate new loans at market interest rates and $876,000 in undisbursed funds related to construction loans.

Non-Performing and Problem Assets

         Loan Delinquencies. The Registrant's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days past due, the customer will receive a telephone call within ten days. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 120 days or more or more and no repayment plan is in effect, the Board of Directors typically approves the initiation of foreclosure proceedings. For consumer loans, a notice is generated when the loan is ten days past due. Further collection efforts generally commence for consumer loans by the time a payment is delinquent 20 days. Collection procedures for other non-mortgage loans generally begin after a loan is one day delinquent. Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was not material for the year ended June 30, 2000.

                                                                   At June 30,
                                                                   -----------
                                                                   2000    1999
                                                                   ----    ----
                                                                  (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................   $542    $ 78
  All other mortgage loans .....................................     83      75

Non-mortgage loans:
  Commercial ...................................................     16      --
  Consumer .....................................................     78      66
                                                                   ----    ----
      Total ....................................................   $719    $219
                                                                   ====    ====
Accruing loans which are contractually past due 90 days or more:

Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................   $ --    $ --
  All other mortgage loans .....................................     --      --
                                                                   ----    ----
     Total ....................................................    $ --    $ --
                                                                   ====    ====
Total non-accrual and accrual loans ............................   $719    $219
Real estate owned ..............................................     38     150
                                                                   ----    ----
Total non-performing assets ....................................   $757    $369
                                                                   ====    ====

Total non-accrual and accrual loans to net loans ...............   0.66%   0.23%
Total non-accrual and accrual loans to total assets.............   0.41%   0.15%
Total non-performing assets to total assets ....................   0.43%   0.24%


         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of a potential weakness that does not currently warrant classification in one of the aforementioned categories.

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

         At June 30, 2000, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms.

         The following table sets forth the Registrant's classified assets in accordance with its classification system at June 30, 2000 (in thousands):

                  Special mention.............    $ 2,406
                  Substandard.................        906
                  Doubtful ...................         --
                  Loss .......................         --
                                                  -------
                  Total.......................    $ 3,312
                                                  =======

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

         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Registrant's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Registrant's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth information with respect to the Registant's allowance for loan losses at the dates indicated.


                                                     At June 30,
                                              -----------------------
                                                 2000          1999
                                              ---------     ---------
                                               (Dollars in Thousands)

Total loans outstanding, net ..............   $ 109,777     $  96,565
                                              =========     =========
Average loans outstanding .................   $ 103,252     $  88,355
                                              =========     =========

Allowance balances (at beginning of period)   $     443     $     387
Provision:
  Residential .............................          57            14
  Consumer and commercial business ........         148           124
                                              ---------     ---------
                                                    648           525
                                              ---------     ---------
Charge-offs:
  Residential .............................        (113)          (64)
  Consumer and commercial business ........         (25)          (18)
Recoveries:
  Residential .............................          --            --
  Consumer and commercial business ........           2            --
                                              ---------     ---------
Net (charge-offs) recoveries ..............        (136)          (82)
                                              ---------     ---------

Allowance balance (at end of period) ......   $     512     $     443
                                              =========     =========
Allowance for loan losses as a percent
  of total loans outstanding, net .........         .47%          .46%
                                              =========     =========

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                              At June 30,
                            -----------------------------------------------
                                  2000                   1999
                            ----------------------   ----------------------
                                      Percent of               Percent of
                                     Loans in Each            Loans in Each
                                     Category to               Category to
                            Amount    Total Loans    Amount    Total Loans
                            ------   -------------   ------   -------------
                                       (Dollars in Thousands)

Residential real estate..    $ 217         69%       $ 273          72%
Commercial real estate...      131         20           71          20
Consumer and
  commercial business....      164         11          100           8
                             -----        ---        -----         ---
  Total..................    $ 512        100%       $ 443         100%
                             =====        ===        =====         ===

Investment Activities

         The Registrant is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities, (iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and ability to hold-to-maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available-for-sale.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require the Registrant to categorize securities as "held-to-maturity," "available-for-sale" or "trading." As of June 30, 2000, Registrant had securities (including mortgage-backed securities) classified as "held-to-maturity" and "available-for-sale" in the amount of $1,681,310 and $54,369,050 respectively and had no securities classified as "trading." Securities classified as "available-for-sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available-for-sale do not affect the Company's income. In addition, changes in the market value of securities available-for-sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At June 30, 2000, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit,

(vii) investment grade corporate bonds, (viii) mortgage  derivative  securities,
(ix) private-label mortgage pass-thru securities and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association ("GNMA"), and Federal National Mortgage Association ("FNMA").

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass-through certificates market.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.

                                                               At June 30,
                                                            ----------------
                                                              2000     1999
                                                            -------  -------
                                                              (In Thousands)
          Securities held-to-maturity:
            Tax-exempt securities ..........................$   695  $   695
            Corporate debt securities.......................    986      982
                                                            -------  -------
              Total securities held-to-maturity.............  1,681    1,677
                                                            -------  -------
          Securities available-for-sale:
            Mutual funds....................................  2,552    2,409
            US Agency securities............................  4,582    3,699
            FHLMC stock.....................................      8        8
            FNMA preferred..................................  1,513       --
            SLMA asset-backed note..........................  1,992    1,991
            Tax-exempt securities ..........................  4,695      987
            Taxable securities .............................    330       --
            CMO securities .................................  9,068       --
            Mortgage-backed securities...................... 29,432   32,133
                                                            -------  -------
              Total securities available for sale........... 54,172   41,227
                                                            -------  -------
          Total investment and mortgage-backed securities...$55,853  $42,904
                                                            =======  =======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 2000. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                   At June 30, 2000
                                ----------------------------------------------------------------------------------------------------
                                    Less than           1 to             Over 5 to          Over 10                 Total
                                     1 year            5 years           10 years            years                Securities
                                ----------------- ----------------- -----------------  -----------------  --------------------------
                                Carrying  Average Carrying  Average Carrying  Average  Carrying  Average  Carrying          Market
                                 Value     Yield   Value     Yield   Value     Yield    Value     Yield    Value    Yield   Value
                                 -----     -----   -----     -----   -----     -----    -----     -----    -----    -----   -----
Securities held-to-maturity:
  Tax-exempt securities (1).....$   --        --%   $   --     --%    $  145     4.25%  $   550    8.00%  $   695    7.22% $   673
  Corporate debt securities.....    --        --       986   7.65         --       --        --      --       986    7.65      999
                                ------      ----    ------   ----     ------     ----   -------     ----  -------    ----  -------
      Total securities
        held-to-maturity........    --        --       986   7.65        145     4.25       550    8.00     1,681    7.47    1,671
                                ------      ----    ------   ----     ------     ----   -------     ----  -------    ----  -------
Securities available-for-sale:
  Mutual funds.................. 2,552      5.74        --     --         --       --        --      --     2,552    5.74    2,523
  US Agency securities..........    --        --     3,585   6.09        997     6.89        --      --     4,582    6.26    4,497
  FHLMC stock (2)...............    --        --        --     --         --       --         8    1.31         8    1.31      890
  FNMA preferred................    --        --        --     --         --       --     1,513    5.76     1,513    5.76    1,995
  SLMA asset-backed securities      --        --        --     --         --       --     1,992    6.85     1,992    6.85    1,515
  Tax-exempt securities (1).....   101      4.03       802   4.86         --       --     3,792    5.93     4,695    5.72    4,676
  Taxable securities............    --        --       165  10.00        165    10.00        --      --       330   10.00      329
  CMO securities................    --        --        --     --      1,957     7.11     7,111    6.70     9,068    6.79    9,013
   Mortgage-backed securities...    --        --        --     --         --       --    29,432    6.48    29,432    6.48   28,931
                                ------      ----    ------   ----     ------     ----   -------    ----   -------    ----  -------
      Total securities
        available-for-sale...... 2,653      5.52     4,552   6.30      3,119     7.19    43,848    6.46    54,172    6.43   54,370
                                ------      ----    ------   ----     ------     ----   -------    ----   -------    ----  -------
Total investment and
   mortgage-backed
   securities...................$2,653      5.52%   $5,538   6.30%    $3,264     7.06%  $44,398    6.48%  $55,853    6.46% $56,041
                                ======      ====    ======   ====     ======     ====   =======    ====   =======    ====  =======

----------------------------
(1) Average yield is computed on a book value basis rather than a tax equivalent basis.
(2)  Average yield is computed on a redemption value basis.

Sources of Funds

         General. Deposits are a major external source of the Registrant's funds for lending and other investment purposes. The Registrant derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2000, the Registrant had no brokered accounts.

         Time Deposits. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2000.


                      Maturity Period                           Time Deposits
                      ---------------                           -------------
                                                                (In Thousands)
                Within three months.......................           9,039
                More than three through six months........           8,549
                More than six through nine months.........           5,373
                Over nine months..........................           3,977
                                                                   -------
                         Total............................         $26,938
                                                                   =======

Borrowings

         The Registrant may obtain advances from the FHLB of Dallas (the "FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Registrant's stock in the FHLB and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2000, borrowings with the FHLB totalled $82,935,066, of which $57,239,000 were short-term. The following table sets forth the maximum month end balances and the average balance of FHLB advances for the periods indicated.

                                                          During the Year Ended
                                                               June 30,
                                                       -------------------------
                                                         2000            1999
                                                       ----------     ----------
                                                            (In thousands)
Maximum amount of short-term borrowings
outstanding at any month end:
  Advances from FHLB...........................         $57,239         $27,936
Approximate average short-term borrowings
outstanding with respect to:
  Advances from FHLB...........................         $37,174         $23,098

  Approximate weighted average rate paid on:
  Advances from FHLB...........................            5.98%           5.32%



Personnel

         As of June 30, 2000, the Registrant employed 38 employees with 35 working full-time. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

                                   REGULATION

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Recent Regulation

         The Gramm-Leach-Bliley Act (the "Act") became effective March 11, 2000, which permits qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A qualifying national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development, and real estate investment, through a financial subsidiary of the bank.

         The Act also prohibits new unitary thrift holding companies from engaging in nonfinancial activities or from affiliating with an nonfinancial entity. As a grandfathered unitary thrift holding company, the Company will retain its authority to engage in nonfinancial activities. The Gramm-Leach-Bliley Act will have few direct effects on the operations or powers of federal savings associations or of savings and loan holding companies.

         The Gramm-Leach-Bliley Act imposes significant new financial privacy obligations and reporting requirements on all financial institutions, including federal savings associations. Specifically, the statute, among other things, will require financial institutions (a) to establish privacy policies and disclose them to customers both at the commencement of a customer relationship and on an annual basis and (b) to permit customers to opt out of a financial institution's disclosure of financial information to nonaffiliated third parties.

The   Gramm-Leach-Bliley  Act  requires  the  federal  financial  regulators  to promulgate regulations implementing these provisions within six months of enactment, and the statute's privacy requirements will take effect one year after enactment.

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

         As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. The Act terminated the "unitary thrift holding company exemption" for all companies that applied to acquire savings associations after May 4, 1999. Since the Company is grandfathered under this provision of the Act, its unitary holding company powers and authorities were not affected. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the Act and would be subject to the same business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

         Insurance of Deposit Accounts. The deposit accounts held by the Bank are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC also maintains another insurance fund, the Bank Insurance Fund ("BIF"), which primarily insures commercial bank deposits. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2000 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2000, the Bank's lending limit for loans to one borrower was approximately $1,768,443 and the bank had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends. A savings association that is a subsidiary of a savings and loan holding company, such as the Bank must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met: (1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

         The OTS may disapprove an application or notice if the proposed capital distribution would: (i) make the savings association undercapitalized, significantly undercapitalized, or critically undercapitalized; (ii) raise safety or soundness concerns; or (iii) violate a statue, regulation, or agreement with the OTS (or with the FDIC), or a condition imposed in an OTS-approved application or notice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL results in a number of sanctions, including the imposition of certain operating restrictions and a restriction on obtaining additional advances from its FHLB. At June 30, 2000, the Bank was in compliance with its QTL requirement.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. The current requirement is 4%, at June 30, 2000 the bank was in compliance with the regulatory requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2000, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property.
--------------------------------

         The Registrant owns its main office located at 221 West Aztec Avenue, Gallup, New Mexico. The Registrant leases additional office space across the street from its main office. The lease expires December 31, 2007 and the Registrant has an option, upon notification of the lessor by August 1, 2007, to purchase the building for $275,000 or to extend the lease for an additional 10 years.

         (b) Investment Policies. See "Item 1. Business" above for a general description of the Registrant's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Registrant's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

                  (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Bank," and "Item 2. Description of Property."

                  (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

                  (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Bank."

         (c)     Description of Real Estate and Operating Data.  Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         Neither the Company nor the Bank are engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans made by it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2000 (the "Annual Report") is incorporated herein by reference.

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

Item 8.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2000 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------------------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners
         (b)      Security Ownership of Management

                  The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

         (c) Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions."

Item 13. Exhibits, List, and Reports on Form 8-K
------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  1. The consolidated statements of financial condition of GFSB Bancorp, Inc. and Subsidiary as of June 30, 2000 and 1999 and the related consolidated statements of earnings and comprehensive earnings, changes in stockholders' equity and cash flows for each of the two years ended June 30, 2000, together with the related notes and the independent auditors' report of Neff & Ricci LLP, independent certified public accountants.

                  2.       Schedules omitted as they are not applicable.

                           The following exhibits are included in this Report or are incorporated herein by reference.

                  3.       (a)      List of Exhibits
                           3.1      Certificate of Incorporation of GFSB Bancorp, Inc.*
                           3.2      Bylaws of GFSB Bancorp, Inc.*
                           10.1     1995 Stock Option Plan**
                           10.2     Management Stock Bonus Plan**
                           10.3     Form of Directors Deferred Compensation Agreement between the Bank and Directors***
                           10.4     Form of Directors Stock Compensation Plan between the Company and
                                    Directors of the Company***
                           13       Portions of the 2000 Annual Report to Stockholders
                           21       Subsidiaries of the Issuer (See "Item 1 - Description of Business")
                           23       Consent of Neff & Ricci LLP
                           27       Financial Data Schedule (electronic filing only)

--------------
* Incorporated herein by reference to exhibits 3(i)(Certificate of Incorporation) and 3(ii)(Bylaws) to the Registration Statement on Form S-1 of the Registrant (File No. 33-90400) initially filed with the Commission on March 17, 1995.
** Incorporated by reference to the identically numbered exhibits of the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 0-25854) filed with the SEC.
*** Incorporated by reference to the identically numbered exhibits of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 filed with the SEC.

(b)      Not applicable.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 25, 2000.

                                         GFSB BANCORP, INC.


                                     By: /s/Richard C. Kauzlaric
                                         ---------------------------------------
                                         Richard C. Kauzlaric
                                         President and Chief Executive Officer
                                         (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of September 25, 2000.



By:      /s/Dr. Wallace R. Phillips        By: /s/Richard C. Kauzlaric
         -------------------------------       ---------------------------------
         Dr. Wallace R. Phillips               Richard C. Kauzlaric
         Chairman of the Board                 President, Chief Executive
                                               Officer and Director


By:      /s/Jerry R. Spurlin               By: /s/James Nechero, Jr.
         -------------------------------       ---------------------------------
         Jerry R. Spurlin                      James Nechero, Jr.
         Chief Financial Officer               Director


By:      /s/Vernon I. Hamilton             By: /s/Michael P. Mataya
         -------------------------------       ---------------------------------
         Vernon I. Hamilton                    Michael P. Mataya
         Director                              Director

By:      /s/Charles L. Parker, Jr.         By: /s/George S. Perce
         -------------------------------       ---------------------------------
         Charles L. Parker, Jr.                George S. Perce
         Director                              Director


By:      /s/Richard P. Gallegos
         -------------------------------
         Richard P. Gallegos
         President of Bank