Form 10QSB
period 2000-09-30
GFSB BANCORP INC
filed 2000-11-03
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

            [?] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

           For the transition period from           to
                                          ---------    ---------

                        Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                         04-2095007
-------------------------------                                  ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                          87301
-----------------------------------------                          -----
(Address of Principal Executive Offices)                         (Zip Code)


Issuer's Telephone Number, Including Area Code:               (505) 722-4361
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

As of October 27, 2000, there were issued and outstanding 936,000 shares of the registrant's Common Stock.

                                     Index

                                                                                       Page No.
                                                                                       --------
PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

        Consolidated Statements of Financial Condition
                 September 30, 2000 and June 30, 2000                                      3

        Consolidated Statements of Earnings and Comprehensive Earnings
                 Three months ended September 30, 2000 and September 30, 1999              4

        Consolidated Statements of Cash Flows
                 Three months ended September 30, 2000 and September 30, 1999              6

        Notes to Consolidated Financial Statements                                         8

Item 2. Management's Discussion and Analysis or Plan of Operation                          9

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                                   13

        Signatures                                                                         14



                                       2

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                        September 30,      June 30,
                                                            2000             2000
                                                       -------------    -------------
                                                                 (Unaudited)
                                  ASSETS
Cash and due from banks                                $   2,824,074    $   2,875,537
Interest-bearing deposits with banks                         862,442        1,215,428
Available-for-sale investment securities                  25,874,131       25,438,540
Available-for-sale mortgage-backed securities             28,451,491       28,930,510
Held-to-maturity investment securities                     1,682,397        1,681,310
Stock of Federal Home Loan Bank, at cost, restricted       4,391,400        4,206,900
Loans receivable, net, substantially pledged             115,069,831      109,777,269
Accrued interest and dividends receivable                  1,119,525        1,033,974
Premises and equipment                                     1,263,487        1,296,048
Other real estate and repossessed property                   151,262           38,000
Prepaid and other assets                                     106,302          197,883
Deferred tax asset                                            94,517           94,517
                                                       -------------    -------------
        TOTAL ASSETS                                   $ 181,890,859      176,785,916
                                                       =============      ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                           $  12,683,435    $  12,409,069
Savings and MMDA deposits                                 13,379,320       14,801,893
Time deposits                                             53,859,872       52,736,983
Accrued interest payable                                     334,162          288,350
Advances from borrowers for taxes and insurance              533,759          305,909
Accounts payable and accrued liabilities                     264,654          236,070
Repurchase agreements                                      2,463,609          230,839
Deferred income taxes                                        261,904           67,157
Dividends declared and payable                                88,379           88,875
Advances from Federal Home Loan Bank                      84,699,124       82,935,066
Income taxes payable                                          39,624               --
                                                       -------------    -------------
        TOTAL LIABILITIES                                168,607,842      164,100,211

COMMITMENTS AND CONTINGENCIES                                     --               --

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 1,500,000
  shares authorized; 940,963 issued and outstanding
  at June 30, 2000 and 936,000 shares issued and
  outstanding at September 30, 2000, held by the
  Company's wholly owned subsidiary, respectively             93,600           94,096
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                     --               --
Additional paid-in-capital                                 2,757,676        2,810,626
Unearned ESOP stock                                         (311,839)        (323,911)
Retained earnings, substantially
  restricted                                              10,235,178        9,974,531
Accumulated other comprehensive
earnings                                                     508,402          130,363
                                                       -------------    -------------
        TOTAL STOCKHOLDERS' EQUITY                        13,283,017       12,685,705
                                                       -------------    -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 181,890,859    $ 176,785,916
                                                       =============    =============

See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                      Three months ended
                                                         September 30,
                                                    -----------------------
                                                       2000         1999
                                                    -----------------------
                                                    (Unaudited)  (Unaudited)
Interest income
        Loans receivable
                Mortgage loans                      $2,067,880   $1,819,818
                Commercial loans                       194,963      110,803
                Share and consumer loans               146,618      110,735
        Investment and mortgage-backed securities      934,703      631,017
        Other interest-earning assets                   84,690       57,566
                                                    ----------   ----------
                TOTAL INTEREST EARNINGS              3,428,854    2,729,939

Interest expense
        Deposits                                       870,487      787,992
        Advances from Federal Home Loan Bank         1,368,866      782,609
        Repurchase agreements                           18,411           --
                                                    ----------   ----------
                TOTAL INTEREST EXPENSE               2,257,764    1,570,601
                                                    ----------   ----------
                NET INTEREST EARNINGS                1,171,090    1,159,338


Provision for loan losses                               70,000       20,000
                                                    ----------   ----------
                NET INTEREST EARNINGS AFTER
                  PROVISION FOR LOAN LOSSES          1,101,090    1,139,338

Non-interest earnings
        Income from real estate operations                  --        2,500
        Miscellaneous income                            11,212        3,586
        Net gains from sales of loans                   14,415        7,141
        Service charge income                           71,110       59,639
                                                    ----------   ----------
                TOTAL NON-INTEREST EARNINGS             96,737       72,866

Non-interest expense
        Compensation and benefits                      388,130      394,835
        Insurance                                       12,592       18,785
        Stock services                                   2,292        2,499
        Occupancy                                       90,945       75,644
        Data processing                                 51,756       49,262
        Professional fees                               17,827       23,497
        Advertising                                     18,322       14,166
        Stationary, printing and office supplies        14,126       13,236
        ATM expense                                     11,330       14,060
        Supervisory Exam Fees                           10,976        9,492
        Postage                                          8,631        7,258
        Other                                           62,029       51,433
                                                    ----------   ----------
                TOTAL NON-INTEREST EXPENSE             688,956      674,167

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                        Three months ended
                                                           September 30,
                                                          2000        1999
                                                      (Unaudited) (Unaudited)
                                                       ---------------------

                EARNINGS BEFORE INCOME TAXES             508,871     538,037

Income tax expense
        Currently payable                                159,844     192,805
        Deferred provision                                  --          --
                                                       ---------   ---------
                                                         159,844     192,805
                                                       ---------   ---------
                NET EARNINGS                           $ 349,027   $ 345,232
                                                       =========   =========



Other Comprehensive Earnings
        Unrealized gain (loss), net of tax               378,039    (133,263)
                                                       ---------   ---------
                COMPREHENSIVE EARNINGS                   727,066     211,969
                                                       =========   =========

Earnings per common share
        Basic                                          $    0.39        0.37
                                                       =========   =========

Weighted average number of common shares outstanding
        Basic                                            890,800     932,654
                                                       =========   =========

Earnings per common share
        Diluted                                             0.38        0.36
                                                       =========   =========

Weighted average number of common shares outstanding
        Diluted                                          911,176     950,735
                                                       =========   =========

                               GFSB Bancorp, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                Three months ended
                                                                    September 30,
                                                             ----------------------------
                                                                 2000            1999
                                                              -----------    -----------
                                                               (Unaudited)    (Unaudited)
Cash flows from operating activities
        Net earnings                                          $   349,027    $   345,232
        Adjustments to reconcile net earnings to
          net cash provided by operations
                Deferred loan origination fees                    (62,351)       (91,399)
                Gain on sale of sold loans                        (14,415)        (7,141)
                Provision for loan losses                          70,000         20,000
                Depreciation of premises and equipment             44,912         43,351
                Amortization of investment and mortgage-
                  backed securities premiums                       14,951         65,437
                Stock dividends on FHLB stock                     (70,300)       (40,700)
                Release of ESOP stock                              25,315         23,759
                Stock compensation                                 17,400         16,221
                Benefit for deferred income taxes                      --        (23,892)

        Net changes in operating assets and liabilities
                Accrued interest and dividends receivable         (85,551)       (73,773)
                Prepaid and other assets                           91,582        (26,024)
                Accrued interest payable                           45,812         82,253
                Accounts payable and accrued liabilities           11,183        (55,799)
                Repurchase agreements                           2,232,770             --
                Income taxes payable                               39,624         42,057
                Dividends declared and payable                       (496)          (982)
                                                              -----------    -----------
                        Net cash provided by
                        operating activities                    2,709,463        318,600

Cash flows from investing activities
        Purchase of premises and equipment                        (12,351)        (1,678)
        Loan originations and principal
          repayment on loans, net                              (5,399,058)    (2,512,797)
        Principal payments on mortgage-backed
          securities                                            1,066,246      2,065,934
        Purchases of mortgage-backed securities                  (509,098)            --
        Purchases of available-for-sale securities                (64,933)    (6,615,850)
        Principal payments on available-for-sale securities       107,961         75,000
        Purchase of FHLB stock                                   (114,200)      (350,000)
                                                              -----------    -----------
                        Net cash used by
                        investing activities                   (4,925,433)    (7,339,391)


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                  Three months ended
                                                                    September 30,
                                                            ------------------------------
                                                                2000             1999
                                                            -------------    -------------
                                                              (Unaudited)      (Unaudited)
Cash flows from financing activities
        Net increase in transaction accounts, passbook
          savings, money market accounts, and
          certificates of deposit                           $     (25,318)   $  (2,057,523)
        Net increase in mortgage escrow funds                     227,850          164,334
        Proceeds from FHLB advances                           867,372,346      119,538,922
        Repayments on FHLB advances                          (865,608,288)    (112,529,387)
        Purchase of GFSB Bancorp stock under the
          stock repurchase plan in cash                           (66,690)        (166,162)
        Dividends paid or to be paid in cash                      (88,379)         (73,766)
                                                            -------------        ---------
                        Net cash provided by
                        financing activities                    1,811,521        4,876,418
                                                            -------------        ---------
        Decrease in cash and cash equivalents                    (404,449)      (2,144,373)

        Cash and cash equivalents at beginning of period        4,090,965        5,147,215
                                                            -------------        ---------
        Cash and cash equivalents at end of period          $   3,686,516        3,002,842
                                                            =============        =========


Supplemental disclosures
        Cash paid during the period for
                Interest on deposits and advances           $   2,193,541    $   1,488,349
                Income taxes                                      121,388          180,069

        Change in unrealized gain (loss), net of deferred
          taxes on available-for-sale securities                  378,039         (133,263)

        Dividends declared not yet paid                            88,379           73,766

                               GFSB BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         1. The accompanying unaudited consolidated financial statements were in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The consolidated statements of income are not necessarily indicative of results, which may be expected for the entire year, or for any other interim period.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited financial statement be read in conjunction with the Form 10-KSB for the year ended June 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words believes, anticipates, contemplates, expects, and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, year 2000 issues and general economic conditions. We undertake no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

GFSB Bancorp, Inc. (GFSB Bancorp) is a Company holding company headquartered in Gallup, New Mexico, which provides a full range of deposits and traditional mortgage loan products through its wholly owned Companying subsidiary, Gallup Federal Savings Company (collectively, the Company).


FINANCIAL CONDITION

The total assets of the Company increased $5.1 million or 2.9% from $176.8 million at June 30, 2000 to $181.9 million at September 30, 2000. This increase was primarily the result of a $5.3 million dollar increase in the company's net loan portfolio. Of this increase, approximately $2.3 million was in commercial loans, $1.4 million in consumer residential loans, and $1 million in commercial real estate non-residential loans. The increase was the result of the Company hiring a new senior lending officer in May 2000. During the same period, total liabilities increased $4.5 million or 2.7% from $164.1 million at June 30, 2000 to $168.6 million at September 30, 2000. This increase was primarily due to an increase in borrowings from the Federal Home Loan Bank (FHLB) of $1.8 million and an increase in repurchase agreements of $2.2 million. FHLB advances and repurchase agreements funded purchases of loans, securities, and mortgage loan participations.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2000 increased $4,000 to $349,000 compared to net income of $345,000 for the comparable three-month period in 1999. The slight increase in net income was the result of higher net interest earnings income and non-interest earnings offset by increases to the provision for loan losses and non-interest expense. See Average Balance Sheets and Rate/Volume Analysis for the details of the Company's results of operations for the current and prior three-month periods.

Average Balance Sheets

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                   Quarter ended September 30, 2000      Quarter ended September 30, 1999
                                   --------------------------------      --------------------------------
                                    Average               Average       Average                  Average
                                    Balance   Interest   Yield/Cost     Balance     Interest    Yield/Cost
                                    -------   --------   ----------     -------     --------    ----------
                                       (Dollars in Thousands)                (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $112,842     $2,409      8.54%      $ 97,893       $2,041       8.34%
Investment securities and
  Mortgage-backed securities         56,082        935      6.67%        45,862          631       5.50%
Other interest-earning
  Assets (2)                          5,268         85      6.45%         4,471           58       5.19%
                                   --------     ------                 --------       ------
Total interest-earning assets       174,192      3,429      7.87%       148,226        2,730       7.37%
Non-interest-earning assets           5,605                               4,824
                                   --------                            --------
Total assets                       $179,797                            $153,050
                                   ========                            ========
Interest-bearing liabilities:
  Transaction accounts             $  6,028     $   22      1.46%      $  6,037       $   23       1.52%
  Passbook savings                    5,042         26      2.06%         4,860           25       2.06%
  Money market accounts               9,363         85      3.63%        11,072           81       2.93%
  Certificates of deposit            52,876        738      5.58%        51,737          659       5.09%
  Other liabilities                  85,486      1,387      6.49%        58,945          783       5.31%
                                   --------     ------                 --------       ------
Total interest-bearing
   liabilities                      158,795      2,258      5.69%       132,651        1,571       4.74%
Non-interest bearing
   liabilities                        8,025                               8,042
                                   --------                            --------
Total liabilities                   166,820                             140,693

Stockholders' equity                 12,977                              12,357
                                   --------                            --------
Total liabilities and
  Stockholders' equity             $179,797                            $153,050
                                   ========                            ========

Net interest income                             $1,171                                $1,159
                                                ======                                ======
Interest rate spread (3)                                     2.18%                                 2.63%
                                                             ====                                  ====
Net yield on interest-
  earning  assets (4)                                        2.69%                                 3.13%
                                                             ====                                  ====
Ratio of average interest-
Earning assets to average
  interest-bearing  liabilities                              1.10X                                 1.12X
                                                             ====                                  ====

(1)  Average balances include non-accrual loans.
(2)  Includes interest-bearing deposits in other financial institutions

(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net yield on interest - earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume; (ii) changes in rates; (iii) changes in rate-volume. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                      Quarter ended September 30, 2000 vs.
                                                      1999
                                               Increase (Decrease)
                                                     Due to
                                      -----------------------------
                                                            Rate/
                                       Volume     Rate      Volume    Net
                                       ------     ----      ------    ----
                                                (Dollars in Thousands)

Interest income:
  Loans receivable                     $  311     $ 49       $  8     $368
  Mortgage-backed securities and
     investment securities                140      134         30      304
  Other interest-earning  assets           10       14          3       27
                                       ------     ----       ----     ----
    Total interest-earning assets         461      197         41      699

Interest expense:
  Transaction accounts                      -        -          -        -
  Savings accounts                          -        -          -        -
  Money markets                           (13)      20         (3)       4
  Certificates of deposit                  14       63          2       79
  Other liabilities                       353      174         77      604
                                       ------     ----       ----     ----
   Total interest-bearing liabilities     354      257         76      687
                                       ------     ----       ----     ----
Net change in interest income          $  107     $(60)      $(35)    $ 12
                                       ======     ====       ====     ====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $ 70,000 and $20,000 for the quarter ended September 30, 2000 and 1999, respectively. The increase in the provision for loan losses for the current three-month period was the result of the growth in commercial and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Company may result in an increase of provision for losses on loans.

Non-Interest Income

Total non-interest income increased by $24,000 or 32.8% from $73,000 for the quarter ended September 30, 1999 to $97,000 for the quarter ended September 30, 2000. This increase was primarily due to increased service charge income of approximately $11,500. Net gains from sales of loans increased approximately $7,300 and miscellaneous income increased approximately $7,600, due primarily to commission fees collected from credit card merchant sales.

Non-Interest Expense

Total non-interest expense increased $15,000 or 2.2% from $674,000 for the quarter ended September 30, 1999 to $689,000 for the quarter ended September 30, 2000. Occupancy costs was the most significant factor, due to increases in Automated Teller Machine maintenance expense, utilities, and property taxes.

Liquidity and Capital Resources

The Company is required under applicable federal regulations to maintain "liquid" investments in qualifying types of U.S. Government, federal agency and other investments of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year of less. At September 30, 2000, the Company's liquidity, as measured for regulatory purposes, was 5.51%.

At September 30, 2000, the Company exceeded each of the three OTS capital requirements on a fully-phased-in basis.

PART II.  OTHER INFORMATION
---------------------------


Item 1. Legal Proceedings
        -----------------

Not applicable.

Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

Not applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

Not applicable.

Item 5. Other Information
        -----------------

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)     List of Exhibits

    3.1     Certificate of Incorporation of GFSB Bancorp, Inc.*
    3.2     Bylaws of GFSB Bancorp, Inc.*
    10.1    1995 Stock Option Plan**
    10.2    Management Stock Bonus Plan**
    10.3    Form of Directors Deferred Compensation Agreement between the Bank and Directors***
    10.4    Form of Directors Stock Compensation Plan between the Company and
            Directors of the Company***
    10.5    2000 Stock Option Plan****
    27      Financial Data Schedule (electronic filing only)

--------------
* Incorporated herein by reference to exhibits 3(i)(Certificate of Incorporation) and 3(ii)(Bylaws) to the Registration Statement on Form S-1 of the Registrant (File No. 33-90400) initially filed with the Commission on March 17, 1995.
** Incorporated by reference to the identically numbered exhibits of the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 0-25854) filed with the SEC.
*** Incorporated by reference to the identically numbered exhibits of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000 filed with the SEC.
**** Incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on October 27, 2000 and filed with the SEC on September 25, 2000.

(b)     Not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GFSB BANCORP, INC.


Date: November 3, 2000           /s/Jerry R. Spurlin
                                 -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)