Form 10QSB
period 2000-12-31
GFSB BANCORP INC
filed 2001-02-12
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                               -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                        For the transition period from to


                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                          04-2095007
--------------------------------------------                 -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


221 West Aztec Avenue, Gallup, New Mexico                          87301
-----------------------------------------                     ------------------
(Address of Principal Executive Offices)                         (Zip Code)



Issuer's Telephone Number, Including Area Code:                 (505) 722-4361
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


As of February 2, 2001, there were issued and outstanding 1,154,909 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                      Index

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Statements of Financial Condition
               December 31, 2000 and June 30, 2000                           3

           Consolidated Statements of Earnings and Comprehensive
               Earnings
               Three months and six months ended December 3, 2000 and 1999   4

           Consolidated Statements of Cash Flows
               Six months ended December 31, 2000 and 1999                   6

           Notes to Consolidated Financial Statements                        8

Item 2.    Management's Discussion and Analysis or Plan of Operation         9

                           PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders              16

Item 6.    Exhibits and Reports on Form 8-K                                 16

           Signatures                                                       18

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   December 31,         June 30,
                                                                                      2000                2000
                                                                                 ---------------    --------------
                                                                                            (Unaudited)
                                     ASSETS
Cash and due from banks                                                            $   4,089,585    $   2,875,537
Interest-bearing deposits with banks                                                   1,059,048        1,215,428
Available-for-sale investment securities                                              26,610,596       25,438,540
Available-for-sale mortgage-backed securities                                         27,460,896       28,930,510
Held-to-Maturity investment securities                                                 1,673,500        1,681,310
Stock of Federal Home Loan Bank, at cost, restricted                                   4,527,400        4,206,900
Loans receivable, net, substantially pledged                                         121,957,216      109,777,269
Accrued interest and dividends receivable                                              1,166,410        1,033,974
Premises and equipment                                                                 1,232,886        1,296,048
Other real estate and repossessed property                                                 4,450           38,000
Prepaid and other assets                                                                  84,341          197,883
Deferred tax asset                                                                        94,517           94,517
                                                                                   -------------    -------------
       TOTAL ASSETS                                                                $ 189,960,845      176,785,916
                                                                                   =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                                       $  14,622,049    $  12,409,069
Savings and MMDA deposits                                                             14,308,816       14,801,893
Time deposits                                                                         55,470,743       52,736,983
Advances from Federal Home Loan Bank                                                  89,052,109       82,935,066
Accrued interest payable                                                                 296,906          288,350
Advances from borrowers for taxes and insurance                                          378,241          305,909
Accounts payable and accrued liabilities                                                 365,158          236,070
Repurchase agreements                                                                    720,215          230,839
Deferred income taxes                                                                    560,583           67,157
Dividends declared and payable                                                            87,172           88,875
Income taxes payable                                                                      86,166                -
                                                                                   -------------    -------------
       TOTAL LIABILITIES                                                             175,948,158      164,100,211

COMMITMENTS AND CONTINGENCIES                                                                  -                -

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                                  -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,154,909 issued and outstanding
  at December 31,2000 and 940,963 shares issued and
  outstanding at June 30, 2000                                                           115,491           94,096
Additional paid-in-capital                                                             2,602,430        2,810,626
Unearned ESOP stock                                                                     (299,766)        (323,911)
Retained earnings, substantially restricted                                           10,506,341        9,974,531
Accumulated other comprehensive earnings                                               1,088,191          130,363
                                                                                   -------------    -------------
       TOTAL STOCKHOLDERS' EQUITY                                                     14,012,687       12,685,705
                                                                                   -------------    -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 189,960,845    $ 176,785,916
                                                                                   =============    =============

See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                                     Three months ended                    Six months ended
                                                                        December 31,                         December 31,
                                                                ------------------------------      -------------------------------
                                                                   2000              1999               2000              1999
                                                                ------------------------------      -------------------------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
Interest income
           Loans
           receivable
                          Mortgage loans                      $   2,194,347     $   1,903,691     $    4,262,227         3,723,509
                          Commercial loans                          287,353           108,791            482,317           219,594
                          Share and consumer loans                  163,627           117,839            310,245           228,575
           Investment and mortgage-backed securities                934,489           703,174          1,869,192         1,334,191
           Other interest-earning assets                             85,623            65,335            170,313           122,902
                                                                ------------      ------------      -------------------------------
                          TOTAL INTEREST EARNINGS                 3,665,439         2,898,830          7,094,294         5,628,771

Interest expense
           Deposits                                                 930,330           789,052          1,800,817         1,577,045
           Advances from Federal Home Loan Bank                   1,402,591           919,749          2,771,458         1,702,359
           Repurchase agreements                                     24,213               912             42,624               912
                                                                ------------      ------------      -------------------------------
                          TOTAL INTEREST EXPENSE                  2,357,134         1,709,713          4,614,899         3,280,316
                                                                ------------      ------------      -------------------------------

                          NET INTEREST EARNINGS                   1,308,305         1,189,117          2,479,395         2,348,455

Provision for loan losses                                            80,000            40,000            150,000            60,000
                                                                ------------      ------------      -------------------------------

                          NET INTEREST EARNINGS AFTER
                            PROVISION FOR LOAN LOSSES             1,228,305         1,149,117          2,329,395         2,288,455

Non-interest earnings
           Income from real estate operations                             -                 -                  -             2,500
           Miscellaneous income                                      35,916             4,699             47,128             8,284
           Net gains from sales of loans                              2,981            13,380             17,396            20,521
           Service charge income                                     79,061            70,820            150,171           130,460
                                                                ------------      ------------      -------------------------------
                          TOTAL NON-INTEREST EARNINGS               117,958            88,899            214,695           161,765

Non-interest expense
           Compensation and benefits                                444,379           404,165            832,509           799,000
           FDIC Insurance                                             3,972            11,863              8,174            22,957
           Insurance                                                  8,013             7,692             16,404            15,382
           Stock services                                             5,942             3,403              8,233             5,903
           Occupancy                                                 83,195            83,471            174,140           159,115
           Data processing                                           50,431            47,596            102,187            96,857
           Professional fees                                         34,064            23,779             51,891            47,276
           Advertising                                               22,896            20,745             41,218            34,910
           Stationary, printing and office supplies                  21,082            26,479             35,209            39,714
           ATM Expense                                               10,301            11,610             21,631            25,670
           Supervisory Exam Fees                                     10,976             9,491             21,952            18,983
           Postage                                                   10,168             8,713             18,799            15,972
           Other                                                     71,161            47,454            133,190            98,888
                                                                ------------      ------------      -------------------------------
                          TOTAL NON-INTEREST EXPENSE                776,580           706,461          1,465,537         1,380,627

                               GFSB Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                     Three months ended                    Six months ended
                                                                        December 31,                         December 31,
                                                                ------------------------------      -------------------------------
                                                                   2000              1999               2000              1999
                                                                ------------------------------      -------------------------------
                                                                (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)

                          EARNINGS BEFORE INCOME TAXES              569,683           531,555          1,078,553         1,069,593

Income tax expense
           Currently payable                                        186,977           192,713            346,820           385,518
           Deferred provision                                             -                 -                  -                 -
                                                                ------------      ------------      -------------      ------------
                                                                    186,977           192,713            346,820           385,518
                                                                ------------      ------------      -------------      ------------
                          NET EARNINGS                          $   382,706       $   338,842            731,733           684,075
                                                                ============      ============      =============      ============

Other Comprehensive Earnings
           Unrealized gain (loss), net of tax                       579,789         (239,626)            957,828         (372,889)
                                                                ------------      ------------      -------------      ------------
                          COMPREHENSIVE EARNINGS                    962,495            99,216          1,689,561           311,186
                                                                ============      ============      =============      ============
Earnings per common share
           Basic                                                $      0.35              0.29               0.66              0.59
                                                                ============      ============      =============      ============
Weighted average number of common shares outstanding
           Basic                                                  1,105,117         1,157,191          1,107,086         1,163,750
                                                                ============      ============      =============      ============

Earnings per common share
           Diluted                                                     0.34              0.29               0.65              0.58
                                                                ============      ============      =============      ============
Weighted average number of common shares outstanding
           Diluted                                                1,128,680         1,179,455          1,130,650         1,187,938
                                                                ============      ============      =============      ============

Comprehensive earnings per common share
           Basic                                                       0.87              0.09               1.53              0.27
                                                                ============      ============      =============      ============
           Diluted                                                     0.85              0.08               1.49              0.26
                                                                ============      ============      =============      ============

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                             Six months ended
                                                                               December 31,
                                                                    ------------------------------
                                                                          2000             1999
                                                                    --------------   -------------
                                                                      (Unaudited)      (Unaudited)
Cash flows from operating activities
           Net earnings                                              $    731,733    $    684,075
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                      (120,548)       (156,437)
                     Loss (gain) on sale of loans and securities          (17,396)        (18,816)
                     Provision for loan losses                            150,000          60,000
                     Depreciation of premises and equipment                89,083          87,535
                     Amortization of investment and
                     mortgage-backed securities premiums                   35,544         101,279
                     Stock dividend on FHLB stock                        (142,500)        (88,800)
                     Release of ESOP stock                                 50,442          47,002
                     Stock compensation                                    34,178          32,443
                     Provision (benefit) for deferred income taxes              -         (23,892)

           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable           (132,436)          7,625
                     Prepaid and other assets                             113,542           9,333
                     Accrued interest payable                               8,556         138,978
                     Accounts payable and accrued liabilities              94,910           2,473
                     Repurchase agreements                                489,376         216,595
                     Income taxes payable                                  86,166        (140,530)
                     Dividends declared and payable                        (1,703)         16,960
                                                                     ------------    ------------
                               Net cash provided by
                               operating activities                     1,468,947         975,823

Cash flows from investing activities
           Purchase of premises and equipment                             (25,921)        (20,419)
           Loan originations and principal
             repayment on loans, net                                  (12,158,117)     (7,458,282)
           Principal payments on mortgage-backed
             securities                                                 2,257,861       3,296,815
           Purchases of mortgage-backed securities                       (509,098)              -
           Purchases of available-for-sale securities                  (3,221,028)    (12,208,015)
           Maturities and proceeds from sale of
             available-for-sale securities                              3,012,812       2,746,655
           Principal payments on available-for-sale securities            170,195          75,000
           Principal payments on hold-to-maturity securities               10,000               -
           Purchase of FHLB stock                                        (178,000)       (670,500)
                                                                     ------------    ------------
                               Net cash used by
                               investing securities                   (10,641,296)    (14,238,746)


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                                  Six months ended
                                                                                    December 31,
                                                                      -------------------------------------
                                                                           2000                     1999
                                                                      ------------------  -----------------
                                                                          (Unaudited)         (Unaudited)
Cash flows from financing activities
           Net increase (decrease) in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                                   $     4,453,663    $    (2,098,297)
           Net increase (decrease) in mortgage escrow funds                     72,332             (1,054)
           Proceeds from FHLB advances                                   1,385,222,346        258,008,922
           Repayments on FHLB advances                                  (1,379,105,303)      (243,273,860)
           Purchase of GFSB Bancorp stock under
           the stock repurchase plan in cash                                  (236,190)          (248,487)
           Dividends paid or to be paid in cash                               (176,831)          (165,474)
           Proceeds from exercise of stock options                                   -              8,325
                                                                       ---------------    ---------------
                               Net cash provided by
                               financing activities                         10,230,017         12,230,075
                                                                       ---------------    ---------------
           Increase (decrease) in cash and cash equivalents                  1,057,668         (1,032,848)

           Cash and cash equivalents at beginning of period                  4,090,965          5,147,215
                                                                       ---------------    ---------------
           Cash and cash equivalents at end of period                  $     5,148,633          4,114,367
                                                                       ===============    ===============

Supplemental disclosures of cash flow information
           Cash paid during the period for
                     Interest on deposits and advances                 $     4,563,718    $     3,136,426
                     Income taxes                                              261,823            526,049

           Change in unrealized gain (loss), net of deferred
             taxes on available-for-sale securities                            957,828           (372,889)

           Dividends declared not yet paid                                      87,172             91,708

Supplemental schedule of noncash and financing activities
           Issuance of stock dividend                                  $        23,091                  -

                                        7

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

           2. Stock Dividend

The Board of Directors of the Company announced on October 31, 2000, the declaration of a 25% stock dividend payable on December 15, 2000 to shareholders of record on December 1, 2000. The basic and diluted weighted average number of shares outstanding and net earnings and comprehensive earnings per share information for all prior reporting periods have been restated to reflect the effects of the stock dividend.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, and general economic conditions. We undertake no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

GFSB Bancorp, Inc. ("GFSB Bancorp") is a bank holding company headquartered in Gallup, New Mexico, which provides a full range of deposits and traditional mortgage loan products through its wholly owned banking subsidiary, Gallup Federal Savings Bank. All references refer collectively to the Company and the Bank, unless the context indicates otherwise.


FINANCIAL CONDITION

The total assets of the Company increased $13.2 million or 7.5% from $176.8 million at June 30, 2000 to $190 million at December 31, 2000. This increase was primarily the result of a $12.2 million dollar increase in the Company's net loan portfolio. Of this increase, approximately $7 million was in commercial loans, $3.1 million in consumer residential loans, and $1.9 million in commercial real estate non-residential loans. The increase was the result of the Company hiring a new senior lending officer in May 2000. During the same period, total liabilities increased $11.8 million or 7.2% from $164.1 million at June 30, 2000 to $175.9 million at December 31, 2000. This increase was primarily due to an increase in borrowings from the Federal Home Loan Bank (FHLB) of $6.1 million and an increase in deposits of $4.5 million. The increase in deposits was primarily the result of the growth in transaction and NOW accounts, and time deposits. This increase was primarily attributed to the increase in market rates paid on these products. FHLB advances funded loan originations, purchases of securities, and mortgage loan participations.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED DECEMBER 31, 2000 COMPARED TO QUARTER ENDED DECEMBER 31, 1999.

General

Net income for the quarter ended December 31, 2000 increased $44,000 to $383,000 compared to net income of $339,000 for the comparable quarter 1999. The increase in net income was the result of higher net interest earnings income and non-interest earnings offset by increases to the provision for loan losses and non-interest expense. See "Average Balance Sheets and Rate/Volume Analysis" for the details of the Company's results of operations for the current and prior three-month periods.

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

                                             Quarter ended                                   Quarter ended
                                            December 31, 2000                              December 31, 1999
                                   ---------------------------------------     --------------------------------------------
                                   Average                      Average         Average                        Average
                                   Balance        Interest      Yield/Cost      Balance         Interest       Yield/Cost
                                   -------        --------      ----------      -------         --------       ----------
                                   (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $118,897        $2,645           8.90%       $102,038         $2,131           8.35%
Investment securities and
 Mortgage-backed securities          55,841           934           6.69%         47,836            703           5.88%
Other interest-earning
  Assets (2)                          5,524            86           6.23%          4,454             65           5.84%
                                 -----------    ----------                    -----------     ---------
Total interest-earning assets       180,262         3,665           8.13%        154,328          2,899           7.51%
Non-interest-earning assets           6,398                                        5,101
                                 -----------                                  -----------
Total assets                       $186,660                                     $159,429
                                 ===========                                 ============
Interest-bearing liabilities:
  Transaction accounts              $ 6,172          $ 33          2.14%        $ 5,960          $   23           1.54%
  Passbook savings                    4,825            25          2.07%          4,958              25           2.02%
  Money market accounts               9,296            83          3.57%          9,664              71           2.94%
  Certificates of deposit            54,382           789          5.80%         52,513             670           5.10%
  Other liabilities (3)              88,558         1,427          6.45%         65,292             921           5.64%
                                 -----------    ----------                   -----------      ---------
Total interest-bearing
   liabilities                      163,233         2,357          5.78%        138,387           1,710           4.94%
Non-interest bearing
   liabilities                        9,785                                       8,559
                                 -----------                                 -----------
Total liabilities                   173,018                                     146,946

Stockholders' equity                 13,642                                      12,483
                                 -----------                                 -----------
Total liabilities and
  Stockholders' equity             $186,660                                    $159,429
                                 ===========                                 ===========
Net interest income                                $1,308                                        $1,189
                                                ==========                                    =========
Interest rate spread (4)                                           2.35%                                          2.57%
                                                              ===========                                    ===========
Net yield on interest-
  earning  assets (5)                                              2.90%                                          3.08%
                                                              ===========                                    ===========
Ratio of average interest-
  earning assets to average
  interest-bearing  liabilities                                    1.10X                                         1.12X
                                                              ===========                                   ===========

(1)  Average balances include non-accrual loans.
(2)  Includes interest-bearing deposits in other financial institutions
(3)  Other liabilities include FHLB advances and Repurchase agreements.
(4)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(5) Net yield on interest - earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                  Quarter ended
                                            December 31, 2000 vs. 1999
                                               Increase (Decrease)
                                                     Due to
                                        --------------------------------
                                                          Rate/
                                        Volume   Rate    Volume    Net
                                        ------   ----    ------   -----
                                                 (Dollars in Thousands)
Interest income:
  Loans receivable                      $ 352   $ 140    $  23    $ 515
  Mortgage-backed securities and
     investment securities                117      97       16      230
  Other interest-earning  assets           16       4        1       21
                                        -----   -----    -----    -----
    Total interest-earning assets         485     241       40      766
                                        -----   -----    -----    -----
Interest expense:

  Transaction accounts                      -       9        -        9
  Savings accounts                          -       -        -        -
  Money markets                             -      15       (1)      14
  Certificates of deposit                  24      91        3      118
  Other liabilities                       327     132       47      506
                                        -----   -----    -----    -----
   Total interest-bearing liabilities     351     247       49      647
                                        -----   -----    -----    -----

Net change in interest income           $ 134   $  (6)   $  (9)   $ 119
                                        =====   =====    =====    =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $80,000 and $40,000 for the quarter ended December 31, 2000 and 1999, respectively. The increase in the provision for loan losses for the current three-month period was the result of the growth in commercial and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Company may result in an increase of provision for losses on loans.


Non-Interest Income

Total non-interest income increased by $29,000 or 32.7% from $89,000 for the quarter ended December 31, 1999 to $118,000 for the quarter ended December 31, 2000. This increase was primarily due to increased miscellaneous income, due primarily to a gain on the sale of other real estate owned of $21,300, commission fees collected from credit card merchant sales of $3,800 and $6,000 from a winning raffle ticket, which the Company subsequently donated to several local charities. Service charge income increased $8,200 as the result of increased NSF charges collected on NOW and checking accounts. Net gains from sales of loans decreased $10,400.

Non-Interest Expense

Total non-interest expense increased $70,000 or 9.9% from $707,000 for the quarter ended December 31, 1999 to $777,000 for the quarter ended December 31, 2000. The most significant increases in non-interest expense for the current period were primarily attributable to compensation and benefits, professional fees and other non-interest expenses. Compensation and benefits increased $40,214 for the three-months ended December 31, 2000 primarily due to the hiring of three full time employees, general merit increases and increases in the cost of employee insurance and benefits expense. Professional fees for the current period increased $10,285 primarily due to an increase in accounting fees. Other non-interest expense increased $23,707, primarily due to an increase of $9,230 in telephone expense, resulting from upgraded telephone services and increases in other general operating expenses. Offsetting the increases in non-interest expenses was a decrease of $7,891 in FDIC insurance. Effective January 2000, FDIC insurance assessments were lowered.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2000 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 1999.

General

Net income for the six months ended December 31, 2000 increased $48,000 to $732,000 compared to net income of $684,000 for the comparable six-month period in 1999. The increase in net income was the result of higher net interest earnings income and non-interest earnings offset by increases to the provision for loan losses and non-interest expense. See "Average Balance Sheets and Rate/Volume Analysis" for the details of the Company's results of operations for the current and prior six-month periods.

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

                                           Six-month period ended                        Six-month period ended
                                           ----------------------                        ----------------------
                                              December 31, 2000                             December 31, 1999
                                  ---------------------------------------      ------------------------------------------
                                   Average                      Average         Average                         Average
                                   Balance       Interest      Yield/Cost       Balance         Interest       Yield/Cost
                                   -------       --------      ----------       -------         --------       ----------
                                   (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $115,984        $5,055           8.72%       $100,081         $4,172           8.34%
Investment securities and
 Mortgage-backed securities          55,955         1,869           6.69%         46,700          1,334           5.71%
Other interest-earning
  assets (2)                          5,417           170           6.28%          4,502            123           5.46%
                                 -----------    ----------                    -----------     ----------
Total interest-earning assets       177,356         7,094           8.00%        151,283          5,629           7.44%
Non-interest-earning assets           6,064                                        5,008
                                 -----------                                  -----------
Total assets                       $183,420                                     $156,291
                                 ===========                                 ============

Interest-bearing liabilities:
  Transaction accounts              $ 6,084          $ 45          1.48%        $ 6,008          $ 46            1.53%
  Passbook savings                    4,967            51          2.05%          4,887            50            2.05%
  Money market accounts               9,421           168          3.57%         10,462           152            2.91%
  Certificates of deposit            53,596         1,537          5.74%         52,103         1,329            5.10%
  Other liabilities (3)              87,002         2,814          6.47%         62,057         1,703            5.49%
                                 -----------    ----------                   -----------    ----------
Total interest-bearing
   liabilities                      161,070         4,615          5.73%        135,517         3,280            4.84%
Non-interest bearing
   liabilities                        9,036                                       8,355
                                 -----------                                 -----------
Total liabilities                   170,106                                     143,872

Stockholders' equity                 13,314                                      12,419
                                 -----------                                 -----------
Total liabilities and
  Stockholders' equity             $183,420                                    $156,291
                                 ===========                                 ===========
Net interest income                                $2,479                                      $2,349
                                                ==========                                  ==========
Interest rate spread (4)                                           2.27%                                         2.60%
                                                              ===========                                   ===========
Net yield on interest-
  earning  assets (5)                                              2.80%                                         3.11%
                                                              ===========                                   ===========
Ratio of average interest-
  earning assets to average
  interest-bearing  liabilities                                    1.10X                                         1.12X
                                                              ===========                                   ===========

(1)  Average balances include non-accrual loans.
(2)  Includes interest-bearing deposits in other financial institutions
(3)  Other liabilities include FHLB advances and Repurchase agreements
(4)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(5) Net yield on interest - earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                                 Six-month period ended
                                               December 31, 2000 vs. 1999
                                                  Increase (Decrease)
                                                         Due to
                                        ----------------------------------------
                                                              Rate/
                                         Volume     Rate      Volume       Net
                                         ------     ----      ------     -------
                                                 (Dollars in Thousands)
Interest income:
  Loans receivable                      $   663   $   190    $    30    $   883
  Mortgage-backed securities and
     investment securities                  264       226         45        535
  Other interest-earning  assets             25        18          4         47
                                        -------   -------    -------    -------
    Total interest-earning assets           952       434         79      1,465
                                        -------   -------    -------    -------
Interest expense:

  Transaction accounts                        -        (2)         -         (2)
  Savings accounts                            -         -          -          -
  Money markets                             (15)       36         (3)        18
  Certificates of deposit                    38       166          4        208
  Other liabilities                         685       304        122      1,111
                                        -------   -------    -------    -------
   Total interest-bearing liabilities       708       504        123      1,335
                                        -------   -------    -------    -------
Net change in interest income           $   244   $   (70)   $   (44)   $   130
                                        =======   =======    =======    =======

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $150,000 and $60,000 for the six-month period ended December 31, 2000 and 1999, respectively. The increase in the provision for loan losses for the current six-month period was the result of the growth in commercial and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Company may result in an increase of provision for losses on loans.

Non-Interest Income

The non-interest earnings increase of $53,000 for the six months ended December 31, 2000 in comparison with the same period a year earlier is primarily due to a gain on the sale of other real estate owned of $21,000, an increase in service charge income of $20,000, an increase in commission fees collected from credit card merchant sales of $11,000 and $6,000 from a winning raffle ticket, which the Company subsequently donated to several local charities. Offsetting the increases in non-interest earnings were decreases in income from real estate operations and net gains from sale of held-for-sale loans and securities totaling $5,000.

Non-Interest Expense

The non-interest expense increase of $85,000 for the six-month period ended December 31, 2000 over the comparable period a year earlier is primarily due to an increase in compensation and benefits of $34,000, an increase in occupancy costs of $15,000, due to increases in automated teller machine maintenance expense, utilities, and property taxes, an increase of $18,000 in telephone expense resulting from upgrading telephone services, an increase in loan expense of $11,000 and increases in other general operating expenses of $22,000. Offsetting the increases in non-interest expenses was a decrease of $15,000 in FDIC insurance.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain "liquid" investments in qualifying types of U.S. Government, federal agency and other investments of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year of less. At December 31, 2000, the Bank's liquidity, as measured for regulatory purposes, was 5.46%.

At December 31, 2000, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

PART II.  OTHER INFORMATION
--------  -----------------


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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The annual meeting of the stockholders of the Company was held on October 27, 2000. At the meeting three directors were elected for terms to expire in 2003, the appointment of Neff & Ricci, LLP as the Company's independent accountants was ratified and the 2000 Stock Option Plan was ratified.

The results of voting are shown for each matter considered.

Director election:

Nominees                   Votes for        Votes withheld

George S. Perce             698,781                0
Charles L. Parker, Jr.      698,781                0
Michael P. Mataya           698,781                0


GFSB Bancorp, Inc. 2000 Stock Option Plan ratification:

                           Votes for        Votes against        Abstentions

                            445,428             122,636              3,037

Independent accountant ratification:

                           Votes for        Votes against        Abstentions

                            698,781                0                   0

Item 5.  Other Information
         -----------------

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)           List of Exhibits

                       3.1   Certificate of Incorporation of GFSB Bancorp, Inc.*
                       3.2   Bylaws of GFSB Bancorp, Inc.*
                       10.1  1995 Stock Option Plan**
                       10.2  Management Stock Bonus Plan**
                       10.3 Form of Directors Deferred Compensation Agreement between the Bank and Directors***
                       10.4 Form of Directors Stock Compensation Plan between the Company and Directors of the Company***
                       10.5  2000 Stock Option Plan****
          --------------
          * Incorporated herein by reference to exhibits 3(i)(Certificate of Incorporation) and 3(ii)(Bylaws) to the Registration Statement on Form S-1 of the Registrant (File No. 33-90400) initially filed with the Commission on March 17, 1995.

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

                                GFSB BANCORP, INC.


Date:    February 12, 2001      /s/Jerry R. Spurlin
                                ------------------------------------------------
                                Jerry R. Spurlin
                                Assistant Secretary and Chief Financial Officer
                                (Duly Authorized Representative and
                                Principal Financial Officer)