Form 10QSB
period 2001-03-31
GFSB BANCORP INC
filed 2001-05-07
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                For the transition period from              to
                                               ------------    ------------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
           ----------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                         04-2095007
--------------------------------------------                --------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
or Organization)                                            Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                          87301
-----------------------------------------                   --------------------
(Address of Principal Executive Offices)                         (Zip Code)


Issuer's Telephone Number, Including Area Code:               (505) 726-6500
                                                            --------------------

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


As of April 27, 2001, there were issued and outstanding 1,150,106 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                      Index

                                                                        Page No.
                                                                        --------

                          PART I. FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements:

             Consolidated Statements of Financial Condition
                 March 31, 2001 and June 30, 2000                              3

             Consolidated Statements of Earnings and Comprehensive Earnings
                 Three months and nine months ended March 31, 2001 and 2000    4

             Consolidated Statements of Cash Flows
                 Nine months ended March 31, 2001 and 2000                     6

             Notes to Consolidated Financial Statements                        8

Item 2.      Management's Discussion and Analysis or Plan of Operation         9

                           PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                 16

             Signatures                                                       18

                               GFSB Bancorp, Inc.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               March 31,         June 30,
                                                                 2001              2000
                                                             -------------    -------------
                                                              (Unaudited)
                                     ASSETS
Cash and due from banks                                      $   2,841,356    $   2,875,537
Interest-bearing deposits with banks                               953,357        1,215,428
Available-for-sale investment securities                        23,196,001       25,438,540
Available-for-sale mortgage-backed securities                   28,481,143       28,930,510
Held-to-maturity investment securities                           1,944,596        1,681,310
Stock of Federal Home Loan Bank, at cost, restricted             4,611,400        4,206,900
Loans receivable, net, substantially pledged                   127,753,897      109,777,269
Accrued interest and dividends receivable                        1,139,506        1,033,974
Premises and equipment                                           1,236,130        1,296,048
Other real estate and repossessed property                           7,950           38,000
Prepaid and other assets                                            81,193          197,883
Deferred tax asset                                                  94,517           94,517
                                                             -------------    -------------
         TOTAL ASSETS                                        $ 192,341,046      176,785,916
                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                 $  14,420,711    $  12,409,069
Savings and MMDA deposits                                       14,779,029       14,801,893
Time deposits                                                   73,712,595       52,736,983
Advances from Federal Home Loan Bank                            71,154,436       82,935,066
Accrued interest payable                                           431,164          288,350
Advances from borrowers for taxes and insurance                    632,416          305,909
Accounts payable and accrued liabilities                           317,249          236,070
Repurchase agreements                                            1,378,474          230,839
Deferred income taxes                                              660,317           67,157
Dividends declared and payable                                      98,453           88,875
Income taxes payable                                               182,605             --
                                                             -------------    -------------
         TOTAL LIABILITIES                                     177,767,449      164,100,211


COMMITMENTS AND CONTINGENCIES                                            -                -

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                            -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,150,106 issued and outstanding
  at March 31,2001 and 940,963 shares issued and
  outstanding at June 30, 2000                                     115,011           94,096
Additional paid-in-capital                                       2,612,526        2,810,626
Unearned ESOP stock                                               (286,597)        (323,911)
Retained earnings, substantially
  restricted                                                    10,850,865        9,974,531
Accumulated other comprehensive
  earnings                                                       1,281,792          130,363
                                                             -------------    -------------
         TOTAL STOCKHOLDERS' EQUITY                             14,573,597       12,685,705
                                                             -------------    -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 192,341,046    $ 176,785,916
                                                             =============    =============

See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                        Three months ended           Nine months ended
                                                            March 31,                     March 31,
                                                 ---------------------------    ----------------------------
                                                       2001          2000            2001           2000
                                                 ---------------------------    ----------------------------
                                                   (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)
Interest income
     Loans receivable
           Mortgage loans                        $  2,173,011   $  1,965,405    $  6,435,237       5,688,913
           Commercial loans                           414,014        134,946         896,331         354,540
           Share and consumer loans                   150,367        121,765         460,612         350,339
     Investment and mortgage-backed securities        889,473        787,128       2,758,665       2,121,319
     Other interest-earning assets                     80,675         70,254         250,988         193,156
                                                 ------------   ------------    ------------    ------------

           TOTAL INTEREST EARNINGS                  3,707,540      3,079,498      10,801,833       8,708,267

Interest expense
     Deposits                                       1,059,907        808,376       2,860,723       2,385,421
     Advances from Federal Home Loan Bank           1,193,820      1,034,046       3,965,278       2,736,404
     Repurchase agreements                             11,980          2,189          54,604           3,101
                                                 ------------   ------------    ------------    ------------

           TOTAL INTEREST EXPENSE                   2,265,707      1,844,611       6,880,605       5,124,926
                                                 ------------   ------------    ------------    ------------

           NET INTEREST EARNINGS                    1,441,833      1,234,887       3,921,228       3,583,341

Provision for loan losses                             120,000         70,000         270,000         130,000
                                                 ------------   ------------    ------------    ------------

           NET INTEREST EARNINGS AFTER
           PROVISION FOR LOAN LOSSES                1,321,833      1,164,887       3,651,228       3,453,341

Non-interest income
     Income from real estate operations                     0          2,500               0           5,000
     Miscellaneous income                              11,160          5,026          58,287          13,311
     Net gains from sales of loans                        950          7,306          18,682          26,122
     Gains from sales of AFS securities                11,261              0          11,261           4,539
     Losses from sales of AFS securities                    0        (67,718)           (336)        (70,552)
     Service charge income                             70,569         57,247         220,740         187,707
                                                 ------------   ------------    ------------    ------------

           TOTAL NON-INTEREST INCOME                   93,940          4,361         308,634         166,127

Non-interest expense
     Compensation and benefits                        402,721        431,280       1,235,229       1,230,279
     FDIC Insurance                                     3,867          4,148          12,041          27,105
     Insurance                                          8,872          8,085          25,275          23,467
     Stock services                                     2,514          4,169          10,747          10,071
     Occupancy                                         88,456         85,621         262,596         244,736
     Data processing                                   61,040         50,863         163,226         147,720
     Professional fees                                 14,274         20,303          66,165          67,579
     Advertising                                       17,250         13,811          58,468          48,722
     Stationery, printing and office supplies          14,609         19,440          49,818          59,154
     ATM expense                                        9,169         12,045          30,801          37,715
     Supervisory exam fees                             12,130         10,384          34,081          29,367
     Postage                                           13,925          9,391          32,725          25,363
     Other                                             80,563         57,829         213,754         156,719
                                                 ------------   ------------    ------------    ------------

           TOTAL NON-INTEREST EXPENSE                 729,390        727,369       2,194,926       2,107,997
                                                 ------------   ------------    ------------    ------------


                               GFSB Bancorp, Inc.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                      AND COMPREHENSIVE EARNINGS-CONTINUED

                                                                            Three months ended          Nine months ended
                                                                                March 31,                   March 31,
                                                                       -------------------------    -------------------------
                                                                            2001          2000           2001          2000
                                                                       -------------------------    -------------------------
                                                                         (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                 EARNINGS BEFORE INCOME TAXES                              686,383       441,879      1,764,936     1,511,471
Income tax expense
       Currently payable                                                   243,406       148,912        590,226       534,430
       Deferred provision                                                        -             -              -             -
                                                                       -----------   -----------    -----------   -----------
                                                                           243,406       148,912        590,226       534,430
                                                                       -----------   -----------    -----------   -----------
                 NET EARNINGS                                          $   442,977   $   292,967      1,174,710       977,041
                                                                       ===========   ===========    ===========   ===========

Other Comprehensive Earnings
       Unrealized gain (loss), net of tax                                  193,601       (16,594)     1,151,429      (389,483)
                                                                       -----------   -----------    -----------   -----------
                 COMPREHENSIVE EARNINGS                                    636,578       276,373      2,326,139       587,558
                                                                       ===========   ===========    ===========   ===========
Earnings per common share
       Basic                                                           $      0.40          0.26           1.06          0.85
                                                                       ===========   ===========    ===========   ===========
Weighted average number of common shares outstanding
       Basic                                                             1,097,536     1,143,409      1,105,920     1,152,036
                                                                       ===========   ===========    ===========   ===========
Earnings per common share
       Diluted                                                                0.39          0.25           1.04          0.83
                                                                       ===========   ===========    ===========   ===========
Weighted average number of common shares outstanding
       Diluted                                                           1,123,578     1,166,315      1,134,130     1,174,942
                                                                       ===========   ===========    ===========   ===========
Comprehensive earnings per common share
       Basic                                                                  0.58          0.24           2.10          0.51
                                                                       ===========   ===========    ===========   ===========
       Diluted                                                                0.57          0.24           2.05          0.50
                                                                       ===========   ===========    ===========   ===========

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine months ended
                                                                        March 31,
                                                              ----------------------------
                                                                   2001            2000
                                                              ------------    ------------
                                                                (Unaudited)     (Unaudited)
Cash flows from operating activities
     Net earnings                                             $  1,174,710    $    977,041
     Adjustments to reconcile net earnings to
       net cash provided by operations
              Deferred loan origination fees                      (257,244)       (231,360)
              Loss (gain) on sale of loans and securities          (29,607)         39,891
              Provision for loan losses                            270,000         130,000
              Depreciation of premises and equipment               135,043         133,468
              Amortization of investment and mortgage-
                backed securities premiums                          55,439         126,429
              Stock dividend on FHLB stock                        (205,300)       (144,400)
              Release of ESOP stock                                 78,455          72,124
              Stock compensation                                    38,340          48,664
              Provision (benefit) for deferred income taxes              -         (23,892)

     Net changes in operating assets and liabilities
              Accrued interest and dividends receivable           (105,532)       (184,257)
              Prepaid and other assets                             116,690         (54,177)
              Accrued interest payable                             142,814          58,831
              Accounts payable and accrued liabilities              42,839         (32,163)
              Repurchase agreements                              1,147,635         271,139
              Income taxes payable                                 182,605        (238,044)
              Dividends declared and payable                         9,578          15,602
                                                               -----------    ------------
                   Net cash provided by
                   operating activities                          2,796,465         964,896
                                                               -----------    ------------
Cash flows from investing activities
     Purchase of premises and equipment                            (75,125)        (41,804)
     Loan originations and principal
       repayment on loans, net                                 (17,940,653)     (9,374,012)
     Principal payments on mortgage-backed
       securities                                                3,521,945       4,341,753
     Purchases of mortgage-backed securities                    (2,504,724)           --
     Purchases of available-for-sale securities                 (3,284,814)    (15,929,426)
     Maturities and proceeds from sale of
       available-for-sale securities                             6,442,814       4,112,575
     Principal payments on available-for-sale securities           213,475          76,900
     Principal payments on hold-to-maturity securities              10,000            --
     Purchases of hold-to-maturity securities                     (270,000)           --
     Purchase of FHLB stock                                       (199,200)       (775,900)
                                                               -----------    ------------
                   Net cash used by
                   investing activities                        (14,086,282)    (17,589,914)
                                                               -----------    ------------


                               GFSB Bancorp, Inc.

                                                                 Nine months ended
                                                                      March 31,
                                                         ----------------------------------
                                                               2001               2000
                                                         ---------------    ---------------
                                                             (Unaudited)        (Unaudited)
Cash flows from financing activities
     Net increase in transaction accounts, passbook
       savings, money market accounts, and
       certificates of deposit                           $    22,964,390    $     1,428,758
     Net increase in mortgage escrow funds                       326,507            197,791
     Proceeds from FHLB advances                           1,616,072,346        487,058,922
     Repayments on FHLB advances                          (1,627,852,976)      (471,918,956)
     Purchase of GFSB Bancorp stock under
       stock repurchase plan in cash                            (291,930)          (539,640)
     Dividends paid or to be paid in cash                       (275,284)          (255,824)
     Price paid for vested management bonus
       stock plan stock                                           50,512             55,463
     Proceeds from exercise of stock options                        --               19,425
                                                         ---------------    ---------------
                   Net cash provided by
                   financing activities                       10,993,565         16,045,939
                                                         ---------------    ---------------

     Decrease in cash and cash equivalents                      (296,252)          (579,079)

     Cash and cash equivalents at beginning of period          4,090,965          5,147,215
                                                         ---------------    ---------------
     Cash and cash equivalents at end of period          $     3,794,713          4,568,136
                                                         ===============    ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
            Interest on deposits and advances            $     6,683,186    $     5,062,994
            Income taxes                                         408,790            772,475

     Change in unrealized gain (loss), net of deferred
       taxes on available-for-sale securities                  1,151,429           (389,483)

     Dividends declared not yet paid                              98,453             90,350


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


FINANCIAL CONDITION

The total assets of the Company increased $15.6 million or 8.8% from $176.8 million at June 30, 2000 to $192.3 million at March 31, 2001. This increase was primarily the result of an $18 million dollar increase in the Company's net loan portfolio, offset by a decrease of $2.4 million in the Company's available-for-sale investment portfolio. Of this loan increase, approximately $12.2 million was in commercial loans, $4.5 million in consumer residential loans, and $1.8 million in commercial real estate non-residential loans. The increase was the result of the Company hiring a new senior lending officer in May 2000 and management efforts to increase lending activity. The decrease in the investment portfolio is due primarily to proceeds received from net maturities and sales of available-for-sale securities of $3.2 million.

At March 31, 2001 total liabilities increased $13.7 million or 8.3% from $164.1 million at June 30, 2000 to $177.8 million at March 31, 2001. This increase was primarily due to an increase in deposits of $23 million, offset by a decrease in borrowings from the Federal Home Loan Bank (FHLB) of $11.8 million. The increase in deposits was primarily the result of growth in the Company's volume of jumbo certificates of deposit (public, brokered and private) and transaction and NOW accounts. This increase was primarily attributed to the increase in market rates paid on these products. Funds used from growth of deposits were used to pay down FHLB advances. At March 31, 2001, accumulated other comprehensive earnings increased by $1.2 million to $1.3 million from $130,000 at June 30, 2000, respectively from market gains on the Company's available-for-sale investment securities and available-for-sale mortgage-backed securities.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 2001 COMPARED TO QUARTER ENDED MARCH 31, 2000.

General

Net income for the quarter ended March 31, 2001 increased $150,000 to $443,000 compared to net income of $293,000 for the comparable quarter 2000. The increase in net income was the result of higher net interest earnings income and non-interest earnings offset by increases to the provision for loan losses and non-interest expense. See "Average Balance Sheets and Rate/Volume Analysis" for the details of the Company's results of operations for the current and prior three-month periods.

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

                                              Quarter ended                                  Quarter ended
                                              March 31, 2001                                 March 31, 2000
                                              --------------                                 --------------
                                   Average                       Average        Average                          Average
                                   Balance        Interest      Yield/Cost      Balance         Interest       Yield/Cost
                                 (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $125,317        $2,738           8.74%       $105,947         $2,222           8.39%
Investment securities and
 mortgage-backed securities          54,739           889           6.50%         49,791            787           6.32%
Other interest-earning
  assets (2)                          5,706            81           5.67%          4,842             70           5.78%
                                 -----------    ----------                    -----------     ----------

Total interest-earning assets       185,762         3,708           7.98%        160,580          3,079           7.67%
Non-interest-earning assets           5,631                                        5,679
                                 -----------                                  -----------

Total assets                       $191,393                                     $166,259
                                 ===========                                 ============

Interest-bearing liabilities:
  Transaction accounts              $ 6,370          $ 23          1.44%        $ 5,943          $ 21            1.41%
  Passbook savings                    4,835            22          1.82%          4,979            25            2.01%
  Money market accounts               9,634            82          3.40%          9,998            77            3.08%
  Certificates of deposit            63,091           933          5.92%         53,766           685            5.10%
  Other liabilities (3)              83,319         1,206          5.79%         71,812         1,036            5.77%
                                 -----------    ----------                   -----------    ----------      -----------

Total interest-bearing
   liabilities                      167,249         2,266          5.42%        146,498         1,844            5.03%
Non-interest bearing
   liabilities                        9,814                                       7,408
                                 -----------                                 -----------

Total liabilities                   177,063                                     153,906

Stockholders' equity                 14,330                                      12,353
                                 -----------                                 -----------
Total liabilities and
  Stockholders' equity             $191,393                                    $166,259
                                 ===========                                 ===========

Net interest income                                $1,442                                      $1,235
                                                ==========                                  ==========

Interest rate spread (4)                                           2.56%                       2.64%
                                                              ===========                    ========
Net yield on interest-
  earning  assets (5)                                              3.11%                       3.08%
                                                              ===========                    ========
Ratio of average interest-
  earning assets to average
interest-bearing  liabilities                                      1.11X                       1.10X
                                                              ===========                    ========

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

                                                     Quarter ended
                                                 March 31, 2001 vs. 2000
                                                  Increase (decrease)
                                                         Due to
                                             -----------------------------------
                                                               Rate/
                                             Volume     Rate   Volume     Net
                                             ------     ----   ------     ---
                                                 (Dollars in Thousands)
Interest income:
  Loans receivable                            $ 406    $  93    $  17   $ 516
  Mortgage-backed securities and
     investment securities                       78       22        2     102
  Other interest-earning  assets                 12       (1)       -      11
                                              -----    -----    -----   -----
    Total interest-earning assets               496      114       19     629
                                              -----    -----    -----   -----
Interest expense:

  Transaction accounts                            2        -        -       2
  Savings accounts                               (1)      (2)       -      (3)
  Money markets                                  (3)       8        -       5
  Certificates of deposit                       119      110       19     248
  Other liabilities                             166        4        -     170
                                              -----    -----    -----   -----
   Total interest-bearing liabilities           283      120       19     422
                                              -----    -----    -----   -----
Net change in interest income                 $ 213    $  (6)   $   -   $ 207
                                              =====    =====    =====   =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $120,000 and $70,000 for the quarter ended March 31, 2001 and 2000, respectively. The increase in the provision for loan losses for the current three-month period was the result of the growth in commercial and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Company may result in an increase of provision for losses on loans.

Non-Interest Income

Total non-interest income increased by $89,600 from $4,400 for the quarter ended March 31, 2000 to $93,900 for the quarter ended March 31, 2001. The increase in non-interest income for the quarter ended March 31, 2001 is primarily due to increased income from gains from the sale of available-for-sale securities, miscellaneous income and service charge income. Miscellaneous income increased $6,100, due primarily to an increase in commission fees collected from credit card merchant sales of $3,300 and $1,800 from a gain on the sale of equipment. Service charge income increased $13,300 as the result of increased NSF charges collected on NOW and checking accounts. For the quarter ended March 31, 2000, the Company incurred losses from the sale of available-for-sale securities of $67,700, which primarily accounted for the lower non-interest income for the previous year period.


Non-Interest Expense

Total non-interest expense increased $2,000 from $727,400 for the quarter ended March 31, 2000 to $729,400 for the quarter ended March 31, 2001. Though total non-interest expense remained virtually unchanged for the current 2001 quarter as compared to the 2000 quarter, the most significant change in non-interest expense was a $28,600 decrease in compensation and benefits offset by increases of $10,200 in data processing expense, and $22,700 in other non-interest expense. The decrease in compensation and benefits expense reflects $24,300 in general salaries and benefits expense primarily due to hiring of additional staff and general merit increases which were offset by decreased charges of $11,900 relating to the 1996 management stock compensation plan and $41,000 of state gross receipt tax. The participants of the 1996 awards from the stock compensation plan became fully vested at January 5, 2001. During the quarter ended March 31, 2000, the Company paid to the state $41,000 in gross receipts tax for director's fees. Data processing expense increased $10,200 for the current 2001 quarter primarily due to a $5,800 charge to computer expense for the replacement of network software, which was not fully depreciated and increases in service bureau expense resulting from growth in deposits and loans. Other non-interest expense increased $22,700 primarily due to normal increases in operating expenses, which included $11,000 in telephone expenses related to the upgrade in telephone services.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2000.

General

Net income for the nine months ended March 31, 2001 increased $198,000 to $1,175,000 compared to net income of $977,000 for the comparable nine-month period in 2000. The increase in net income was the result of higher net interest earnings income and non-interest earnings offset by increases to the provision for loan losses and non-interest expense. See "Average Balance Sheets and Rate/Volume Analysis" for the details of the Company's results of operations for the current and prior nine-month periods.

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

                                        Nine-month period ended                        Nine-month period ended
                                        ------------------------                       -----------------------
                                             March 31, 2001                                 March 31, 2000
                                             --------------                                 --------------

                                Average                      Average         Average                        Average
                                Balance        Interest      Yield/Cost      Balance         Interest       Yield/Cost
                                 (Dollars in Thousands)                       (Dollars in Thousands)

Interest-earning assets:
Loans receivable (1)               $119,120        $7,792           8.72%       $102,021         $6,394           8.36%
Investment securities and
 mortgage-backed securities          55,490         2,759           6.63%         47,696          2,121           5.93%
Other interest-earning
  assets (2)                          5,515           251           6.07%          4,627            193           5.56%
                                 -----------    ----------                    -----------     ----------

Total interest-earning assets       180,125        10,802           8.00%        154,344          8,708           7.52%
Non-interest-earning assets           5,830                                        5,221
                                 -----------                                  -----------

Total assets                       $185,955                                     $159,565
                                 ===========                                 ============

Interest-bearing liabilities:
  Transaction accounts              $ 6,169          $ 69          1.49%        $ 5,959          $ 68            1.52%
  Passbook savings                    4,935            73          1.97%          4,930            75            2.03%
  Money market accounts               9,494           250          3.51%         10,336           229            2.95%
  Certificates of deposit            57,207         2,469          5.75%         52,697         2,013            5.09%
  Other liabilities (3)              85,251         4,020          6.29%         65,415         2,740            5.58%
                                 -----------    ----------                   -----------    ----------      -----------
Total interest-bearing
   liabilities                      163,056         6,881          5.63%        139,337         5,125            4.90%
Non-interest bearing
   liabilities                        9,248                                       7,832
                                 -----------                                 -----------

Total liabilities                   172,304                                     147,169

Stockholders' equity                 13,651                                      12,396
                                 -----------                                 -----------
Total liabilities and
  Stockholders' equity             $185,955                                    $159,565
                                 ===========                                 ===========

Net interest income                                $3,921                                      $3,583
                                                ==========                                  ==========

Interest rate spread (4)                                           2.37%                        2.62%
                                                              ===========                    =========
Net yield on interest-
  earning  assets (5)                                              2.90%                        3.10%
                                                              ===========                    =========
Ratio of average interest-
  earning assets to average
interest-bearing  liabilities                                      1.10X                        1.11X
                                                              ===========                    =========

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

                                                Nine-month period ended
                                                 March 31, 2001 vs. 2000
                                                  Increase (decrease)
                                                         Due to
                                        ----------------------------------------
                                                              Rate/
                                         Volume     Rate      Volume       Net
                                         ------     ----      ------     -----
                                                 (Dollars in Thousands)
Interest income:
  Loans receivable                      $ 1,072   $   275    $    51    $ 1,398
  Mortgage-backed securities and
     investment securities                  347       250         41        638
  Other interest-earning  assets             37        18          3         58
                                        -------   -------    -------    -------
    Total interest-earning assets         1,456       543         95      2,094
                                        -------   -------    -------    -------
Interest expense:

  Transaction accounts                        2        (1)         -          1
  Savings accounts                            -         -         (2)        (2)
  Money markets                             (18)       43         (4)        21
  Certificates of deposit                   173       261         22        456
  Other liabilities                         829       347        104      1,280
                                        -------   -------    -------    -------
   Total interest-bearing liabilities       986       650        120      1,756
                                        -------   -------    -------    -------
Net change in interest income           $   470   $  (107)   $   (25)   $   338
                                        =======   =======    =======    =======

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $270,000 and $130,000 for the nine-month period ended March 31, 2001 and 2000, respectively. The increase in the provision for loan losses for the current nine-month period was the result of the growth in commercial and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Company may result in an increase of provision for losses on loans.

Non-Interest Income

Total non-interest income increased by $142,500 from $166,100 for the nine months ended March 31, 2000 to $308,600 for the nine months ended March 31, 2001. The increase in non-interest income for the nine months ended March 31, 2001 primarily is due to increased miscellaneous income, gains from the sale of available-for- sale securities, and service charge fees. Miscellaneous income increased $45,000, due primarily to a gain on the sale of other real estate owned of $21,000, an increase in commission fees collected from credit card merchant sales of $14,200, a gain on the sale of equipment of $1,800 and $6,000 from a wining raffle ticket, which the Company subsequently donated to several local charities. Service charge income increased $33,000 as the result of increased NSF charges collected on NOW and checking accounts. For the nine months ended March 31, 2000, the Company incurred losses from the sale of available-for-sale securities of $70,600, which primarily accounts for the lower non-interest income for the previous year period.

Non-Interest Expense

Total non-interest expense increased $86,900 from $2,108,000 for the nine months ended March 31, 2000 to $2,194,900 for the nine months ended March 31, 2001. The most significant changes in non-interest expense were increases in occupancy, data processing, and other non-interest expenses, which were offset by decreased FDIC insurance assessments and ATM expense. Occupancy expense increased $17,900 primarily due to increased automated teller machine maintenance expense. Data processing increased $15,500 primarily due to a $5,800 charge to computer expense for the replacement of network software, which was not fully depreciated and increases in service bureau expense resulting from growth in deposits and loans. Other non-interest expense increased $57,000 primarily due to normal increases in operating expense, which included $29,000 in telephone expense related to the upgrade in telephone services. Effective January 2000, FDIC assessments were lowered. The $6,900 decrease in ATM expense is primarily due to the reduction in use of our customer's using foreign ATM machines.

Liquidity and Capital Resources

The Bank is required under applicable federal regulations to maintain "liquid" investments in qualifying types of U.S. Government, federal agency and other investments of not less than 4% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year of less. At March 31, 2001, the Bank's liquidity, as measured for regulatory purposes, was 5.28%.

At March 31, 2001, the Bank exceeded each of the three OTS capital requirements on a fully-phased-in basis.

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

                                 GFSB BANCORP, INC.


Date:    May 7, 2001             /s/Jerry R. Spurlin
         -----------             -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)