Form 10KSB40
period 2001-06-30
GFSB BANCORP INC
filed 2001-09-27
CIK 942129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2001, OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  For the transition period from           to         .
                                                          ---------    --------
Commission File Number:  0-25854

                               GFSB BANCORP, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                    04-2095007
---------------------------------------------           -------------------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
or Organization)                                        Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                   87301
------------------------------------------              ------------
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's Telephone Number, Including Area Code:         (505) 722-4361
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $14,855,149
                                                                  -----------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on the Nasdaq Smallcap Market at September 14, 2001, was $7.0 million.

         As of September 14, 2001, there were issued and outstanding 1,150,106 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure format (check one):

Yes               No    X
    -------          -------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for Fiscal Year ended June 30, 2001. (Part II)
2. Portions of Proxy Statement for the 2001 Annual Meeting of Stockholders. (Part III)

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

                                                                                     At June 30,
                                                                        ---------------------------------------
                                                                                2001                2000
                                                                        ------------------   ------------------
                                                                            $        %          $          %
                                                                        --------   ------   --------    ------
                                                                                 (Dollars in Thousands)
Type of Loans:
-------------
  Mortgage loans:
    Residential................................................         $ 81,662    60.44%  $ 78,920     69.08%
    Commercial real estate.....................................           23,085    17.09     18,376     16.09
  Construction:
    Residential................................................              830      .62        581       .51
    Commercial.................................................            5,397     3.99      3,787      3.31
                                                                        --------   ------   --------    ------
                                                                         110,974    82.14    101,664     88.99
                                                                        --------   ------   --------    ------
  Commercial business..........................................           18,042    13.35      6,853      6.00
                                                                        --------   ------   --------    ------
  Consumer:
    Savings account ...........................................            1,228      .91      1,083       .95
    Automobile and other.......................................            4,867     3.60      4,642      4.06
                                                                        --------   ------   --------    ------
                                                                           6,095     4.51      5,725      5.01
                                                                        --------   ------   --------    ------

  Total loans..................................................         $135,111   100.00%  $114,242    100.00%
                                                                         -------   ======    -------    ======
Less:
  Loan participations sold.....................................           (3,156)             (3,308)
  Deferred loan origination fees and costs.....................             (699)               (645)
  Allowance for loan losses....................................             (825)               (512)
                                                                        --------            --------

Total loans, net...............................................         $130,431            $109,777
                                                                         =======             =======
Type of Security:
 Mortgage loans:
    One-to-four-family.........................................         $ 83,251    61.62%  $ 78,790     68.97%
    Commercial real estate.....................................           26,546    19.65     22,135     19.38
    Multi-family...............................................              991      .73        711       .62
                                                                        --------   ------   --------    ------
                                                                         110,788    82.00    101,636     88.97
                                                                        --------   ------   --------    ------

  Commercial business .........................................           18,228    13.49      6,881      6.02
                                                                         -------   ------   --------    ------
  Consumer:
    Savings accounts...........................................            1,188      .88      1,083       .95
    Automobile and other.......................................            4,907     3.63      4,642      4.06
                                                                        --------   ------   --------    ------
                                                                           6,095     4.51      5,725      5.01
                                                                        --------   ------   --------    ------

Total..........................................................         $135,111   100.00%  $114,242    100.00%
                                                                        ========   ======   ========    ======

Loan Maturity Tables

         The  following   table  sets  forth  the  estimated   maturity  of  the
Registrant's loan portfolio at June 30, 2001. The table does not include prepayments or scheduled principal repayments. Prepayments or scheduled principal repayments totaled $32.6 million for the year ended June 30, 2001. All mortgage loans are shown as maturing based on contractual maturities.

                                                            Due           Due after
                                                           within         1 through       Due after
                                                           1 year          5 years         5 years     Total
                                                           ------          -------         -------     -----
                                                                             (In Thousands)
One-to-four-family...................................      $   245          $ 1,917         $80,259    $82,421
Multi-family and commercial real estate..............        3,998           11,011           7,131     22,140
Construction.........................................        1,436              764           4,027      6,227
Commercial business..................................        6,581            7,168           4,479     18,228
Consumer.............................................        1,363            2,811           1,921      6,095
                                                           -------          -------         -------   --------
Total................................................      $13,623          $23,671         $97,817   $135,111
                                                           =======          =======         =======   ========

         The following table sets forth as of June 30, 2001 the dollar amount of all loans due after June 30, 2002, which have fixed rates of interest and floating or adjustable interest rates.

                                                                    Floating or
                                                           Fixed     Adjustable
                                                           Rates       Rates        Total
                                                           -----       -----       --------
                                                                   (In Thousands)
One-to-four-family..................................      $75,687    $ 6,489       $ 82,176
Multi-family and commercial real estate.............       11,265      6,877         18,142
Construction........................................        1,453      3,338          4,791
Commercial business.................................        6,130      5,517         11,647
Consumer............................................        2,907      1,825          4,732
                                                          -------    -------       --------
Total...............................................      $97,442    $24,046       $121,488
                                                          =======    =======       ========

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

         The Registrant primarily originates fixed-rate mortgage loans that have maturities of up to 15 years. In addition, the Registrant originates loans with terms over 15 years for sale in the secondary market. Generally, the Registrant's underwriting guidelines conform to FHLMC and FNMA guidelines. At June 30, 2001, fixed rate loans held-for-sale constituted 92% of the one-to-four-family residential loan portfolio.

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

         Multi-family and Commercial Real Estate Loans. Multi-family and commercial real estate secured loans are originated in amounts generally up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Registrant. The Registrant's commercial real estate loans are permanent loans secured by approved property such as churches, motels, small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Registrant generally originates fixed-rate commercial real estate loans with balloon maturities of five years and with amortization periods of up to 25 years, and to a lesser extent, adjustable- rate loans based on a margin over the Wall Street Journal prime rate.

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

         Construction Loans. The Registrant makes construction loans to individuals to construct single- family owner-occupied homes and to builders who have a proven track record on either a pre-sold or speculative basis. Loans made to individual property owners are construction-to-permanent loans which generally provide for the payment of interest during a construction period at fixed or adjustable interest rates and then covert to permanent loans, having terms similar to one-to-four-family residential mortgage loans. Loans made to builders are generally loans which require the payment of interest at fixed rates during the construction term and the payment of the principal in full at the end of the construction period, which generally is for a term of 6 months.

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

         Loan Commitments. At June 30, 2001, the Registrant had $7.1 million of outstanding commitments to originate new loans at market interest rates and $894,000 in undisbursed funds related to construction loans.

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

         The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans totalled $59,671 for the year ended June 30, 2001.

                                                                    At June 30,
                                                                   -------------
                                                                   2001    2000
                                                                   ----    ----
                                                                  (In Thousands)

Loans accounted for on a non-accrual basis:

Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................   $398    $542
  All other mortgage loans .....................................     48      83
Non-mortgage loans:
  Commercial ...................................................     64      16
  Consumer .....................................................     99      78
                                                                   ----    ----
      Total ....................................................   $609    $719
                                                                   ----    ----

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................   $ --    $ --
  All other mortgage loans .....................................     --      --
                                                                   ----    ----
      Total ....................................................   $ --    $ --
                                                                   ----    ----

Total non-accrual and accrual loans ............................   $609    $719
                                                                   ----    ----
Real estate owned ..............................................      0      38
                                                                   ----    ----
Total non-performing assets ....................................   $609    $757
                                                                   ====    ====

Total non-accrual and accrual loans to net loans ...............    .47%    .66%
Total non-accrual and accrual loans to total assets ............    .31%    .41%
Total non-performing assets to total assets ....................    .31%    .43%

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

         At June 30, 2001, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms.

         The following table sets forth the Registrant's classified assets in accordance with its classification system at June 30, 2001 (in thousands):



               Special mention...................      $3,954
               Substandard.......................         971
               Doubtful .........................          13
               Loss .............................          --
                                                       ------
               Total.............................      $4,938
                                                       ======


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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated.


                                                            At June 30,
                                                     -------------------------
                                                         2001           2000
                                                     ---------       ---------
                                                       (Dollars in Thousands)

Total loans outstanding, net ...................     $ 130,431       $ 109,777
                                                     =========       =========
Average loans outstanding ......................     $ 121,237       $ 103,252
                                                     =========       =========

Allowance balances (at beginning of period) ....     $     512       $     443
Provision:
  Residential ..................................            58              57
  Consumer and commercial business .............           287             148
                                                     ---------       ---------
                                                           857             648
                                                     ---------       ---------
Charge-offs:
  Residential ..................................            --            (113)
  Consumer and commercial business .............           (32)            (25)
Recoveries:
  Residential ..................................            --              --
  Consumer and commercial business .............            --               2
                                                     ---------       ---------
Net (charge-offs) recoveries ...................           (32)           (136)
                                                     ---------       ---------

Allowance balance (at end of period) ...........     $     825       $     512
                                                     =========       =========

Allowance for loan losses as a percent
  of total loans outstanding, net ..............           .63%            .47%
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


                                                   At June 30,
                                   --------------------   ---------------------
                                          2001                          2000
                                   --------------------   ---------------------
                                            Percent of              Percent of
                                           Loans in Each           Loans in Each
                                            Category to             Category to
                                   Amount   Total Loans   Amount    Total Loans
                                   ------   -----------   ------    -----------
                                             (Dollars in Thousands)

Residential real estate......       $ 275          60%     $ 217            69%
Commercial real estate.......         156          17        131            20
Consumer and
  commercial business........         394          23        164            11
                                    -----         ---      -----           ---

  Total......................       $ 825         100%     $ 512           100%
                                    =====         ===      =====           ===

Investment Activities

         The Registrant is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation to a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and ability to hold-to-maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available-for-sale.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require the Registrant to categorize securities as "held-to-maturity," "available-for-sale" or "trading." As of June 30, 2001, Registrant had securities (including mortgage-backed securities) classified as "held-to-maturity" and "available-for-sale" in the amount of $1,945,720 and $54,180,919, respectively, and had no securities classified as "trading." Securities classified as "available-for-sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available-for-sale do not affect the Company's income. In addition, changes in the market value of securities available-for-sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At June 30, 2001, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds, (viii) mortgage derivative securities, (ix) private-label mortgage pass-thru securities and commercial paper. The board of directors may authorize additional investments.

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

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FHLMC, GNMA, and FNMA make up a majority of the pass- through certificates market.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.

                                                                At June 30,
                                                             -------------------
                                                              2001        2000
                                                             -------     -------
                                                               (In Thousands)

Securities held-to-maturity:
  Tax-exempt securities ................................     $   955     $   695
  Corporate debt securities ............................         991         986
                                                             -------     -------
    Total securities held-to-maturity ..................       1,946       1,681
                                                             -------     -------

Securities available-for-sale:
  Mutual funds .........................................       2,716       2,552
  US Agency securities .................................       1,192       4,582
  FHLMC stock ..........................................           8           8
  FNMA/SLMA preferred ..................................       2,506       1,513
  SLMA asset-backed note ...............................       1,992       1,992
  Tax-exempt securities ................................       4,957       4,695
  Taxable securities ...................................        --           330
  CMO Securities .......................................       6,563       9,068
  Mortgage-backed securities ...........................      32,326      29,432
                                                             -------     -------
    Total securities available-for-sale ................      52,260      54,172
                                                             -------     -------
Total investment and mortgage-backed securities ........     $54,206     $55,853
                                                             =======     =======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 2001. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                               At June 30, 2001
                           ---------------------------------------------------------------------------------------------------

                                Less than          1 to             Over 5 to          Over 10                 Total
                                 1 year           5 years           10 years            years                Securities
                           ----------------- -----------------  ----------------- ----------------- --------------------------
                           Carrying  Average Carrying  Average  Carrying  Average Carrying  Average Carrying            Market
                            Value     Yield   Value     Yield    Value     Yield   Value     Yield   Value     Yield    Value
                            -----     -----   -----     -----    -----     -----   -----     -----   -----     -----    -----
                                                                               (Dollars in Thousands)
Securities
held-to-maturity:
  Tax-exempt
    securities (1).......    $   --     --%  $    --       --%   $   145   4.25%   $   810     8.25% $  955    7.64%   $   947
  Corporate debt
    securities...........        --     --        991    4.74        --      --        --        --     991    4.74        995
                             ------           -------           -------           -------            -------           -------
      Total
        securities
        held-to-
        maturity.........        --     --        991    4.74       145    4.25       810      8.25   1,946    6.16      1,942
                             ------           -------           -------           -------            -------           -------

Securities
available-
for-sale:
  Mutual funds...........     2,716   5.35         --      --        --      --        --        --   2,716    5.35      2,717
  US Agency
    securities...........        --     --      1,192    7.11        --      --        --        --   1,192    7.11      1,238
  FHLMC stock (2)........        --     --         --      --        --      --         8      1.17       8    1.17      1,539
  FNMA/SLMA preferred....        --     --         --      --     1,000    5.00     1,506      5.76   2,506    5.46      2,509
  SLMA asset-backed
    securities...........        --     --         --      --        --      --     1,992      4.36   1,992    4.36      1,980
  Tax-exempt
    securities (1).......       301   3.96        420    5.32        --      --     4,236      6.20   4,957    5.90      5,119
  Taxable securities.....        --     --         --      --        --      --        --        --      --      --         --
  CMO securities.........        --     --        470    4.51     1,676    9.29     4,417      5.21   6,563    6.18      6,703
   Mortgage-backed
     securities..........     1,445   6.23     19,624    6.56     7,792    6.88     5,465      7.37  32,326    7.17     32,377
                             ------           -------           -------           -------            -------           -------
      Total
        securities
        available-
        for-sale.........     4,462   5.55     21,706    6.52    10,468    7.09    17,624      6.07  52,260    6.90     54,182
                             ------           -------           -------           -------            -------           -------
Total investment
   and mortgage-
   backed securities.....    $4,462   5.55%   $22,697    6.43%  $10,613    7.05%  $18,434      6.17% $54,206   6.38%   $56,124
                             ======   ====    =======    ====   =======    ====   =======      ====  =======   ====    =======

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

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2001, the Registrant had $5,000,000 in brokered accounts.

         Time Deposits. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2001.


                       Maturity Period                     Time Deposits
                       ---------------                     -------------
                                                           (In Thousands)

Within three months..................................         $ 5,694
More than three through six months...................           9,838
More than six through nine months....................          13,267
Over nine months.....................................          18,668
                                                              -------
         Total.......................................         $47,467
                                                              =======

Borrowings

         The Registrant may obtain advances from the FHLB of Dallas (the "FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Registrant's stock in the FHLB and a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2001, borrowings with the FHLB totaled $72,105,997, of which $32,820,000 were short-term. The following table sets forth the maximum month end balances and the average balance of FHLB advances for the periods indicated.

                                                                               During the Year Ended
                                                                                      June 30,
                                                                           ---------------------------
                                                                               2001              2000
                                                                           --------------- -----------
                                                                                   (In thousands)
Maximum amount of short-term borrowings outstanding at any month end:
  Advances from FHLB....................................................... $69,095           $57,239
Approximate average short-term borrowings outstanding with respect to:
  Advances from FHLB....................................................... $54,559           $37,174
  Approximate weighted average rate paid on:
  Advances from FHLB.......................................................    5.17%             5.98%

Personnel

         As of June 30, 2001, the Registrant employed 39 employees with 37 working full-time. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

 Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Company

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which authority also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act"), enacted in November 2000, terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 2000. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company were not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

         The OTS, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

         The Bank must file reports with the OTS concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. The FDIC has set the deposit insurance assessment rates for SAIF-member institutions for the first six months of 2001 at 0% to .027% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2001, the Bank's lending limit for loans to one borrower was approximately $2,011,284 and the Bank had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2001, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, less certain mortgage servicing rights and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses, and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2001, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company, must file an application or a notice with the OTS at least 30 days before making a capital distribution. Savings associations are not required to file an application for permission to make a capital distribution and need only file a notice if the following conditions are met:
(1) they are eligible for expedited treatment under OTS regulations, (2) they would remain adequately capitalized after the distribution, (3) the annual amount of capital distribution does not exceed net income for that year to date added to retained net income for the two preceding years, and (4) the capital distribution would not violate any agreements between the OTS and the savings association or any OTS regulations. Any other situation would require an application to the OTS.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments"
(defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2001, the Bank was in compliance with its QTL requirement, with 72,35% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At June 30, 2001, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2001, the Bank was in compliance with these Federal Reserve Board requirements.

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

         On September 5, 2001, the Registrant entered into a Purchase Agreement to acquire the real estate and building located in San Juan County, New Mexico for the purpose of opening a branch office of the Bank. The Registrant will pay approximately $900,000 for such real estate and related building.

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2001 (the "Annual Report") is incorporated herein by reference.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2001 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

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

         1. The consolidated statements of financial condition of GFSB Bancorp, Inc. and Subsidiary as of June 30, 2001 and 2000 and the related consolidated statements of earnings and comprehensive earnings, changes in stockholders' equity and cash flows for each of the two years ended June 30, 2001, together with the related notes and the independent auditors' report of Neff & Ricci LLP, independent certified public accountants.

         2.       Schedules omitted as they are not applicable.

         The following exhibits are included in this Report or are incorporated herein by reference.

         3.  (a)      List of Exhibits

             3.1      Certificate of Incorporation of GFSB Bancorp, Inc.*
             3.2      Bylaws of GFSB Bancorp, Inc.*
             10.1     1995 Stock Option Plan**
             10.2     Management Stock Bonus Plan**
             10.3     Form of Directors Deferred Compensation Agreement between the Bank and
                      Directors***
             10.4     Form of Directors Stock Compensation Plan between the Company and Directors of the Company***
             10.5     2000 Stock Option Plan****
             13       Portions of the 2001 Annual Report to Stockholders
             21       Subsidiaries of the Registrant (See "Item 1 - Description of Business")
             23       Consent of Neff & Ricci LLP



--------------
* Incorporated herein by reference to exhibits 3(i)(Certificate of Incorporation) and 3(ii)(Bylaws) to the Registration Statement on Form S-1 of the Registrant (File No. 33-90400) initially filed with the Commission on March 17, 1995.
** Incorporated by reference to the identically numbered exhibits of the Annual Report on Form 10- KSB for the fiscal year ended June 30, 1997 (File No. 0-25854) filed with the SEC.
*** Incorporated by reference to the identically numbered exhibits of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 filed with the SEC.
**** Incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on October 27, 2000 and filed with the SEC on September 25, 2000.

(b)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 28, 2001.

                                                GFSB BANCORP, INC.


                                       By:      /s/James Nechero, Jr.
                                                --------------------------------
                                                James Nechero, Jr.
                                                President
                                                (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of September 28, 2001.


By: /s/Dr. Wallace R. Phillips     By: /s/Jerry R. Spurlin
------------------------------     ---------------------------------------------
Dr. Wallace R. Phillips            Jerry R. Spurlin
Chairman of the Board              Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


By: /s/Vernon I. Hamilton          By: /s/James Nechero, Jr.
------------------------------     ---------------------------------------------
Vernon I. Hamilton                 James Nechero, Jr.
Director                           President and Director
                                   (Principal Executive Officer)


By: /s/Charles L. Parker, Jr.      By: /s/Michael P. Mataya
------------------------------     ---------------------------------------------
Charles L. Parker, Jr.             Michael P. Mataya
Director                           Treasurer and Director


By: /s/Richard P. Gallegos         By: /s/George S. Perce
------------------------------     ---------------------------------------------
Richard P. Gallegos                George S. Perce
President of Bank                  Secretary and Director



By: /s/Richard C. Kauzlaric        By: /s/Leonard C. Scalzi
------------------------------     ---------------------------------------------
Richard C. Kauzlaric               Leonard C. Scalzi
Director                           Senior Vice President
