Form 10QSB
period 2001-09-30
GFSB BANCORP INC
filed 2001-11-13
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 2001
                                   ------------------

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  EXCHANGE ACT OF
     1934

             For the transition period from             to
                                            -----------    -----------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware
--------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)
                                                                 04-2095007
                                                                ------------
                                                              (I.R.S. Employer
                                                             Identification No.)
221 West Aztec Avenue, Gallup, New Mexico
-----------------------------------------
(Address of Principal Executive Offices)
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


As of October 31, 2001, there were issued and outstanding 1,150,106 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                      Index

                                                                                              Page No.
                                                                                              --------
                          PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements:

            Condensed Consolidated Statements of Financial Condition
                 September 30, 2001 and June 30, 2001                                            3

            Condensed Consolidated Statements of Earnings and Comprehensive Earnings
                 Three months ended September 30, 2001 and September 30, 2000                    4

            Condensed Consolidated Statements of Cash Flows
                 Three months ended September 30, 2001 and September 30, 2000                    6

            Notes to Condensed Consolidated Financial Statements                                 8

Item 2.     Management's Discussion and Analysis or Plan of Operation                            9

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                                     13

            Signatures                                                                           14


                               GFSB Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               September 30,     June 30,
                                                                  2001             2001
                                                              --------------   -------------

                                    ASSETS
Cash and due from banks                                       $   3,262,494    $   3,216,000
Interest-bearing deposits with banks                                947,226        1,046,254
Available-for-sale investment securities                         24,938,184       21,804,107
Available-for-sale mortgage-backed securities                    29,607,072       32,376,812
Held-to-maturity investment securities                            1,946,874        1,945,720
Stock of Federal Home Loan Bank, at cost, restricted              3,683,300        3,649,000
Loans receivable, net, substantially pledged                    128,848,787      130,430,937
Accrued interest and dividends receivable                         1,227,600        1,185,400
Premises and equipment                                            1,334,330        1,323,770
Other real estate and repossessed property                          195,549            7,950
Prepaid and other assets                                            209,769           66,674
Deferred tax asset                                                   98,006           98,006
                                                              -------------    -------------

         TOTAL ASSETS                                         $ 196,299,191      197,150,630
                                                              =============    =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                  $  15,430,310    $  15,462,712
Savings and MMDA deposits                                        13,841,560       14,521,879
Time deposits                                                    78,298,005       76,675,576
Advances from Federal Home Loan Bank                             69,701,204       72,105,997
Repurchase agreements                                             1,410,283        1,324,335
Accrued interest payable                                            464,857          473,446
Advances from borrowers for taxes and insurance                     618,579          440,048
Accounts payable and accrued liabilities                            245,886          219,855
Deferred income taxes                                               730,379          653,197
Dividends declared and payable                                       98,453           98,453
Income taxes payable                                                      -          195,854
                                                              -------------    -------------

         TOTAL LIABILITIES                                      180,839,516      182,171,352
                                                              -------------    -------------

COMMITMENTS AND CONTINGENCIES                                             -                -

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                             -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,150,106 issued and outstanding
  at June 30, 2001 and  September 30, 2001                          115,011          115,011
Additional paid-in-capital                                        2,658,849        2,630,860
Unearned ESOP stock                                                (257,267)        (272,480)
Retained earnings, substantially
  restricted                                                     11,525,288       11,237,917
Accumulated other comprehensive
earnings                                                          1,417,794        1,267,970
                                                              -------------    -------------

         TOTAL STOCKHOLDERS' EQUITY                              15,459,675       14,979,278
                                                              -------------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 196,299,191    $ 197,150,630
                                                              =============    =============

See notes to consolidated financial statements.

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                                        Three months ended
                                                                          September 30,
                                                                    --------------------------
                                                                        2001         2000
                                                                    -----------   ------------
                                                                    (Unaudited)   (Unaudited)
Interest income
                Loans receivable
                                       Mortgage loans                $2,144,160   $2,067,880
                                       Commercial loans                 353,267      194,963
                                       Share and consumer loans         125,834      146,618
                Investment and mortgage-backed securities               793,370      934,703
                Other interest-earning assets                            45,000       84,690
                                                                     ----------   ----------
                                       TOTAL INTEREST EARNINGS        3,461,631    3,428,854
Interest expense
                Deposits                                              1,213,486      870,487
                Advances from Federal Home Loan Bank                    877,910    1,368,866
                Repurchase agreements                                     8,502       18,411
                                                                     ----------   ----------
                                       TOTAL INTEREST EXPENSE         2,099,898    2,257,764
                                                                     ----------   ----------

                                       NET INTEREST EARNINGS          1,361,733    1,171,090

Provision for loan losses                                                50,007       70,000
                                                                     ----------   ----------
                                       NET INTEREST EARNINGS AFTER
                                         PROVISION FOR LOAN LOSSES    1,311,726    1,101,090
                                                                     ----------   ----------
Non-interest earnings
                Miscellaneous income                                     12,587       11,212
                Net gains from sales of loans                            10,125       14,415
                Service charge income                                    70,006       71,110
                                                                     ----------   ----------
                                       TOTAL NON-INTEREST EARNINGS       92,718       96,737
                                                                     ----------   ----------
Non-interest expense
                Compensation and benefits                               419,505      388,130
                FDIC insurance                                            4,760        4,201
                Insurance                                                 8,787        8,391
                Stock services                                            2,613        2,292
                Occupancy                                               101,712       90,945
                Data processing                                          92,417       51,756
                Professional fees                                        46,880       17,827
                Advertising                                              20,833       18,322
                Stationary, printing and office supplies                 29,345       14,126
                ATM expense                                              12,297       11,330
                Supervisory Exam Fees                                    15,558       10,976
                Postage                                                  16,577        8,631
                Other                                                    68,592       62,029
                                                                     ----------   ----------
                                       TOTAL NON-INTEREST EXPENSE       839,876      688,956
                                                                     ----------   ----------

                                        4

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                     Three months ended Three months ended
                                                                     September 30,          September 30,
                                                                     -------------------------------------
                                                                           2001                  2000
                                                                     -------------------------------------
                                                                       (Unaudited)           (Unaudited)
                                       EARNINGS BEFORE INCOME TAXES       564,568               508,871
Income tax expense
                Currently payable                                         173,688               159,844
                Deferred provision                                              -                     -
                                                                      -----------            ----------
                                                                          173,688               159,844
                                                                      -----------            ----------
                                       NET EARNINGS                   $   390,880            $  349,027
                                                                      ===========            ==========

Other Comprehensive Earnings
                Unrealized gain, net of tax                               149,823               378,039
                                                                      -----------            ----------
                                       COMPREHENSIVE EARNINGS             540,703               727,066
                                                                      ===========            ==========
Earnings per common share
                Basic                                                 $      0.36                  0.31
                                                                      ===========            ==========
Weighted average number of common shares outstanding
                Basic                                                   1,100,443             1,113,500
                                                                      ===========            ==========
Earnings per common share
                Diluted                                                      0.34                  0.31
                                                                      ===========            ==========
Weighted average number of common shares outstanding
                Diluted                                                 1,140,381             1,138,970
                                                                      ===========            ==========
Comprehensive earnings per common share
                Basic                                                        0.49                  0.65
                                                                      ===========            ==========
                Diluted                                                      0.47                  0.64
                                                                      ===========            ==========
Dividends per share                                                          0.09                  0.10
                                                                      ===========            ==========

                               GFSB Bancorp, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                                    Three months ended
                                                                                      September 30,
                                                                               ---------------------------
                                                                                    2001          2000
                                                                               ---------------------------
                                                                                (Unaudited)   (Unaudited)
Cash flows from operating activities
                 Net earnings                                                  $   390,880      $ 349,027
                 Adjustments to reconcile net earnings to
                   net cash provided by operations
                                 Deferred loan origination fees                    (62,524)       (62,351)
                                 Loss(gain) on sale of loans                       (10,125)       (14,415)
                                 Provision for loan losses                          50,007         70,000
                                 Depreciation of premises and equipment             52,877         44,912
                                 Amortization of investment and mortgage-
                                   backed securities premiums                       62,675         14,951
                                 Stock dividends on FHLB stock                     (33,500)       (70,300)
                                 Release of ESOP stock                              37,653         25,315
                                 Stock compensation                                  4,162         17,400

                 Net changes in operating assets and liabilities
                                 Accrued interest and dividends receivable         (42,200)       (85,551)
                                 Prepaid and other assets                         (143,095)        91,582
                                 Accrued interest payable                           (8,589)        45,812
                                 Accounts payable and accrued liabilities           21,869         11,183
                                 Repurchase agreements                              85,948      2,232,770
                                 Income taxes payable                             (195,854)        39,624
                                 Dividends declared and payable                          -           (496)
                                                                               -----------      ---------
                                                 Net cash provided by
                                                 operating activities              210,184      2,709,463
                                                                               -----------      ---------
Cash flows from investing activities
                 Purchase of premises and equipment                                (63,437)       (12,351)
                 Loan originations and principal
                   repayment on loans, net                                       1,417,193     (5,399,058)
                 Principal payments on mortgage-backed
                   securities                                                    2,877,594      1,066,246
                 Purchases of mortgage-backed securities                                 -       (509,098)
                 Purchases of available-for-sale securities                     (3,992,187)       (64,933)
                 Maturities and proceeds from sale of
                   available-for-sale securities                                   200,000              -
                 Principal payments on available-for-sale securities               713,433        107,961
                 Purchase of FHLB stock                                               (800)      (114,200)
                                                                               -----------      ---------
                                                 Net cash provided (used) by
                                                 investing activities            1,151,796     (4,925,433)
                                                                               -----------      ---------


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                            Three months ended Three months ended
                                                                               September 30,      September 30,
                                                                            ------------------ ------------------
                                                                                 2001                2000
                                                                            ------------------ ------------------
                                                                                (Unaudited)       (Unaudited)
Cash flows from financing activities
                 Net decrease in transaction accounts, passbook
                   savings, money market accounts, and
                   certificates of deposit                                     $     909,708   $      (25,318)
                 Net increase in mortgage escrow funds                               178,531          227,850
                 Proceeds from FHLB advances                                     165,567,462      867,372,346
                 Repayments on FHLB advances                                    (167,972,255)    (865,608,288)
                 Purchase of GFSB Bancorp stock under the
                   stock repurchase plan in cash                                           -          (66,690)
                 Dividends paid or to be paid in cash                               (103,510)         (88,379)
                 Price paid for vested management bonus
                    stock plan stock                                                   5,550                -
                                                                               -------------   --------------
                                                 Net cash provided (used) by
                                                 financing activities             (1,414,514)       1,811,521
                                                                               -------------   --------------
                 Decrease in cash and cash equivalents                               (52,534)        (404,449)

                 Cash and cash equivalents at beginning of period                  4,262,254        4,090,965
                                                                               -------------   --------------
                 Cash and cash equivalents at end of period                    $   4,209,720        3,686,516
                                                                               =============   ==============

Supplemental disclosures of cash flow information
                 Cash paid during the period for
                                 Interest on deposits and advances             $   2,099,985    $   2,193,541
                                 Income taxes                                        415,511          121,388

                 Change in unrealized gain, net of deferred
                   taxes on available-for-sale securities                            149,823          378,039

                 Dividends declared not yet paid                                      98,453           88,379

                               GFSB BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         1. The accompanying unaudited condensed consolidated financial statements were in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The condensed consolidated statements of income are not necessarily indicative of results, which may be expected for the entire year, or for any other interim period.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed consolidated unaudited financial statement be read in conjunction with the Form 10-KSB for the year ended June 30, 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, general economic conditions. We undertake no obligation to publicly release the results of any revisions to those forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

GFSB Bancorp, Inc. ("GFSB Bancorp") is a Bank holding company (Company) headquartered in Gallup, New Mexico, which provides a full range of deposits and traditional mortgage loan products through its wholly owned banking subsidiary, Gallup Federal Savings Bank (Bank). All references refer collectively to the Company and the Bank, unless the context indicates otherwise.

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2001 increased $42,000 to $391,000 compared to net income of $349,000 for the comparable three-month period in 2000. The slight increase in net income was the result of higher net interest earnings income offset by a decrease in provision for loan losses and non-interest earnings and increases in non-interest expense and income tax expense. See "Average Balance Sheets and Rate/Volume Analysis" for the details of the Company's results of operations for the current and prior three-month periods.

Average Balance Sheets

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average annual yields earned and rates paid. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                    Quarter ended September 30, 2001                Quarter ended September 30, 2000
                                ------------------------------------------      ----------------------------------------
                                   Average                       Average         Average                       Average
                                   Balance       Interest       Yield/Cost       Balance       Interest       Yield/Cost
                                   -------       --------       ----------       -------       --------       ----------
                                  (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $129,249        $2,623           8.12%       $112,842         $2,409           8.54%
Investment securities and
 mortgage-backed securities          56,099           793           5.65%         56,082            935           6.67%
Other interest-earning
  assets (2)                          4,754            45           3.79%          5,268             85           6.45%
                                   --------        ------                       --------         ------

Total interest-earning assets       190,102         3,461           7.28%        174,192          3,429           7.87%
                                                   ------                                        ------
Non-interest-earning assets           5,729                                        5,605
                                   --------                                     --------

Total assets                       $195,831                                     $179,797
                                   ========                                     ========

Interest-bearing liabilities:
  Transaction accounts             $  7,614        $   24           1.26%       $  6,028         $   22           1.46%
  Passbook savings                    4,677            16           1.37%          5,042             26           2.06%
  Money market accounts               9,473            58           2.45%          9,363             85           3.63%
  Certificates of deposit            77,591         1,116           5.75%         52,876            738           5.58%
  Other liabilities (3)              70,828           886           5.00%         85,486          1,387           6.49%
                                   --------        ------                       --------         ------
Total interest-bearing
   liabilities                      170,183         2,100           4.94%        158,795          2,258           5.69%
                                                   ------                                        ------
Non-interest bearing
   liabilities                       10,411                                        8,025
                                   ---------                                    --------
Total liabilities                   180,594                                      166,820

Stockholders' equity                 15,237                                       12,977
                                   ---------                                    --------
Total liabilities and
  stockholders' equity             $195,831                                     $179,797
                                   =========                                    ========

Net interest income                                $1,361                                        $1,171
                                                   ======                                        ======
Interest rate spread (4)                                            2.34%                                         2.18%
                                                                   =====                                         =====
Net yield on interest-
  earning  assets (5)                                               2.86%                                         2.69%
                                                                   =====                                         =====
Ratio of average interest-
Earning assets to average
interest-bearing  liabilities                                       1.09X                                         1.10X
                                                                   =====                                         =====

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


                                      Quarter ended September 30, 2001 vs.
                                                     2000
                                              Increase (Decrease)
                                                    Due to
                                       ---------------------------------
                                                          Rate/
                                       Volume     Rate    Volume    Net
                                       ------     ----    ------   -----
                                             (Dollars in Thousands)

Interest income:
  Loans receivable                      $ 350    $(118)   $ (18)   $ 214
  Mortgage-backed securities and
     investment securities                  0     (143)       1     (142)
  Other interest-earning  assets           (8)     (35)       3      (40)
                                        -----    -----    -----    -----

    Total interest-earning assets         342     (296)     (14)      32

Interest expense:

  Transaction accounts                      6       (3)      (1)       2
  Savings accounts                         (2)      (9)       1      (10)
  Money markets                             1      (28)       0      (27)
  Certificates of deposit                 345       22       11      378
  Other liabilities                      (238)    (318)      55     (501)
                                        -----    -----    -----    -----
   Total interest-bearing liabilities     112     (336)      66     (158)
                                        -----    -----    -----    -----

Net change in interest income           $ 230    $ (40)   $ (52)   $ 190
                                        =====    =====    =====    =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $50,000 and $70,000 for the quarter ended September 30, 2001 and 2000, respectively. The decrease in the provision for loan losses was the result of less loan growth in commercial and commercial real estate loans for the current three-month period. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts. Recent substantial increases in the loan portfolio of the Company may result in an increase of provision for losses on loans.

Non-Interest Income

Total non-interest income decreased by $4,000 or 4.3% from $96,700 for the quarter ended September 30, 2000 to $92,700 for the quarter ended September 30, 2001. This decrease was primarily due to a decrease net gains from sales of loans of $4,300.



Non-Interest Expense

Total non-interest expense increased $150,900 or 21.9% from $689,900 for the quarter ended September 30, 2000 to $839,900 for the quarter ended September 30, 2001. The most significant changes in non-interest expenses were increases in data processing, compensation and benefits, professional fees, occupancy costs, stationary, printing, and office supplies, postage and other non-interest expenses. Data processing expense increased by $40,700 due to increased service bureau expense resulting from growth in deposits and loans and a change in our service bureau provider. The increase in compensation and benefits expense reflects increases of $33,000 in general salaries and benefits expense primarily due to the hiring of the operations manager in September 30, 2000 and the hiring of two additions to staff in the current three-month period. Also, contributing to this increase were general merit increases. The increase in professional fees of $29,000 was due to increases in audit, accounting, and legal fees. Occupancy costs increased $10,800 due primarily to increases in depreciation for furniture, fixtures, and equipment. Stationary, printing and office supplies increased $15,200 primarily as the result of the purchase of new forms needed for our new service bureau form format. Postage increased $7,900 due to normal operating expenses. Contributing to the other non-interest expense increase of $6,600 were increases in employee travel expenses associated with employee education and training.

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

                                 GFSB BANCORP, INC.


Date:    November 13, 2001       /s/Jerry R. Spurlin
         -----------------       -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)