Form 10QSB
period 2001-12-31
GFSB BANCORP INC
filed 2002-02-13
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                                               -----------------

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


Delaware
--------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)
                                                                 04-2095007
                                                                ------------
                                                              (I.R.S. Employer
                                                             Identification No.)
221 West Aztec Avenue, Gallup, New Mexico
-----------------------------------------
(Address of Principal Executive Offices)
                                                                     87301
                                                                   ----------
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
                       Yes   |X|      No
                            -----         -----


As of February 5, 2002, there were issued and outstanding 1,150,106 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                      Index

                                                                                             Page No.
                                                                                             --------


                          PART I. FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements:

             Condensed Consolidated Statements of Financial Condition
                 December 31, 2001 and June 30, 2001                                             3

             Condensed Consolidated Statements of Earnings and Comprehensive Earnings
                 Three months and six months ended December 31, 2001 and 2000                    4

             Condensed Consolidated Statements of Cash Flows
                 Six months ended December 31, 2001 and 2000                                     6

             Notes to Condensed Consolidated Financial Statements                                8

Item 2.      Management's Discussion and Analysis or Plan of Operation                           9

                           PART II. OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                                16

Item 6.      Exhibits and Reports on Form 8-K                                                   16

             Signatures                                                                         18

                               GFSB Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                         December 31,       June 30,
                                                              2001             2001
                                                         -------------    -------------
                                                          (Unaudited)
                                     ASSETS
Cash and due from banks                                  $   3,449,129    $   3,216,000
Interest-bearing deposits with banks                           374,789        1,046,254
Available-for-sale investment securities                    23,500,367       21,804,107
Available-for-sale mortgage-backed securities               32,030,440       32,376,812
Held-to-maturity investment securities                       1,943,046        1,945,720
Stock of Federal Home Loan Bank, at cost, restricted         3,759,500        3,649,000
Loans receivable, net, substantially pledged               130,917,364      130,430,937
Accrued interest and dividends receivable                    1,117,296        1,185,400
Premises and equipment                                       2,217,529        1,323,770
Other real estate and repossessed property                      74,245            7,950
Prepaid and other assets                                        71,674           66,674
Deferred tax asset                                              98,006           98,006
                                                         -------------    -------------
         TOTAL ASSETS                                    $ 199,553,385      197,150,630
                                                         =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                             $  16,268,253    $  15,462,712
Savings and MMDA deposits                                   14,258,459       14,521,879
Time deposits                                               78,931,700       76,675,576
Advances from Federal Home Loan Bank                        71,332,839       72,105,997
Repurchase agreements                                        1,049,495        1,324,335
Accrued interest payable                                       438,105          473,446
Advances from borrowers for taxes and insurance                443,394          440,048
Accounts payable and accrued liabilities                       291,771          219,855
Deferred income taxes                                          671,577          653,197
Dividends declared and payable                                 109,392           98,453
Income taxes payable                                             1,168          195,854
                                                         -------------    -------------
         TOTAL LIABILITIES                                 183,796,153      182,171,352
                                                         -------------    -------------

COMMITMENTS AND CONTINGENCIES                                        -                -

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                        -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,150,106 issued and outstanding
  at June 30,2001 and December 31, 2001                        115,011          115,011
Additional paid-in-capital                                   2,681,578        2,630,860
Unearned ESOP stock                                           (241,313)        (272,480)
Retained earnings, substantially
  restricted                                                11,898,307       11,237,917
Accumulated other comprehensive
earnings                                                     1,303,649        1,267,970
                                                         -------------    -------------

         TOTAL STOCKHOLDERS' EQUITY                         15,757,232       14,979,278
                                                         -------------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 199,553,385    $ 197,150,630
                                                         =============    =============

See notes to consolidated financial statements.

                                                GFSB Bancorp, Inc.

                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                             AND COMPREHENSIVE EARNINGS

                                                                       Three months ended          Six months ended
                                                                            December 31,             December 31,
                                                                      -----------------------   -----------------------
                                                                         2001         2000         2001         2000
                                                                      ----------   ----------   ----------   ----------
                                                                       (Unaudited) (Unaudited) (Unaudited)  (Unaudited)
Interest income
                Loans receivable
                                        Mortgage loans                $2,176,818   $2,194,347   $4,320,978    4,262,227
                                        Commercial loans                 323,645      287,353      676,911      482,317
                                        Share and consumer loans         121,821      163,627      247,655      310,245
                Investment and mortgage-backed securities                790,043      934,489    1,583,413    1,869,192
                Other interest-earning assets                             34,396       85,623       79,397      170,313
                                                                      ----------   ----------   ----------   ----------
                                        TOTAL INTEREST EARNINGS        3,446,723    3,665,439    6,908,354    7,094,294
Interest expense
                Deposits                                               1,145,021      930,330    2,358,507    1,800,817
                Advances from Federal Home Loan Bank                     834,058    1,402,591    1,711,968    2,771,458
                Repurchase agreements                                      2,733       24,213       11,235       42,624
                                                                      ----------   ----------   ----------   ----------
                                        TOTAL INTEREST EXPENSE         1,981,812    2,357,134    4,081,710    4,614,899
                                                                      ----------   ----------   ----------   ----------
                                        NET INTEREST EARNINGS          1,464,911    1,308,305    2,826,644    2,479,395

Provision for loan losses                                                      -       80,000       50,007      150,000
                                                                      ----------   ----------   ----------   ----------
                                        NET INTEREST EARNINGS AFTER
                                          PROVISION FOR LOAN LOSSES    1,464,911    1,228,305    2,776,637    2,329,395
                                                                      ----------   ----------   ----------   ----------
Non-interest earnings
                Income from real estate operations                           900            -          900            -
                Miscellaneous income                                      10,123       35,916       22,710       47,128
                Net gains/(losses) from sales of AFS securities           10,000            -       10,000         (336)
                Net gains from sales of loans                              6,720        2,981       16,845       17,732
                Service charge income                                     71,735       79,061      141,741      150,171
                                                                      ----------   ----------   ----------   ----------
                                        TOTAL NON-INTEREST EARNINGS       99,478      117,958      192,196      214,695
                                                                      ----------   ----------   ----------   ----------

Non-interest expense
                Compensation and benefits                                470,874      444,379      890,379      832,509
                FDIC Insurance                                             4,847        3,972        9,607        8,174
                Insurance                                                  8,790        8,013       17,577       16,404
                Stock services                                            13,361        5,942       15,974        8,233
                Occupancy                                                 98,445       83,195      200,157      174,140
                Data processing                                           56,564       50,431      148,981      102,187
                Professional fees                                         20,473       34,064       67,354       51,891
                Advertising                                               19,528       22,896       40,361       41,218
                Stationary, printing and office supplies                  25,236       21,082       54,581       35,209
                ATM expense                                               10,382       10,301       22,679       21,631
                Supervisory exam fees                                     12,684       10,976       28,242       21,952
                Postage                                                   11,881       10,168       28,459       18,799
                Other                                                     56,667       71,161      125,258      133,190
                                                                      ----------   ----------   ----------   ----------
                                        TOTAL NON-INTEREST EXPENSE       809,732      776,580    1,649,609    1,465,537
                                                                      ----------   ----------   ----------   ----------

                                                 GFSB Bancorp, Inc.

                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                      AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                          Three months ended          Six months ended
                                                                             December 31,               December 31,
                                                                       -------------------------- -----------------------
                                                                           2001          2000          2001      2000
                                                                       -------------------------- -----------------------
                                                                        (Unaudited)   (Unaudited) (Unaudited) (Unaudited)

                                        EARNINGS BEFORE INCOME TAXES       754,657       569,683   1,319,224   1,078,553

Income tax expense
                Currently payable                                          266,626       186,977     440,314     346,820
                Deferred provision                                               -             -           -           -
                                                                       -----------   -----------   ---------   ---------
                                                                           266,626       186,977     440,314     346,820
                                                                       -----------   -----------   ---------   ---------
                                        NET EARNINGS                   $   488,031   $   382,706     878,910     731,733
                                                                       ===========   ===========   =========   =========

Other Comprehensive Earnings
                Unrealized gain (loss), net of tax                        (114,145)      579,789      35,679     957,828
                                                                       -----------   -----------   ---------   ---------
                                        COMPREHENSIVE EARNINGS             373,886       962,495     914,589   1,689,561
                                                                       ===========   ===========   =========   =========
Earnings per common share
                Basic                                                  $      0.44          0.35        0.80        0.66
                                                                       ===========   ===========   =========   =========
Weighted average number of common shares outstanding
                Basic                                                    1,103,364     1,105,117   1,101,938   1,107,086
                                                                       ===========   ===========   =========   =========
Earnings per common share
                Diluted                                                       0.43          0.34        0.77        0.65
                                                                       ===========   ===========   =========   =========
Weighted average number of common shares outstanding
                Diluted                                                  1,143,436     1,128,680   1,140,767   1,130,650
                                                                       ===========   ===========   =========   =========
Comprehensive earnings per common share
                Basic                                                         0.34          0.87        0.83        1.53
                                                                       ===========   ===========   =========   =========
                Diluted                                                       0.33          0.85        0.80        1.49
                                                                       ===========   ===========   =========   =========
Dividends per share                                                           0.10          0.08        0.09        0.08
                                                                       ===========   ===========   =========   =========


                               GFSB Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                                   Six months ended
                                                                                     December 31,
                                                                             ---------------------------
                                                                                 2001           2000
                                                                             ------------- -------------
                                                                                (Unaudited)   (Unaudited)
Cash flows from operating activities
                 Net earnings                                                $   878,910    $   731,733
                 Adjustments to reconcile net earnings to
                   net cash provided by operations
                                 Deferred loan origination fees                 (215,510)      (120,548)
                                 Gain on sale of loans and securities            (26,846)       (17,396)
                                 Provision for loan losses                        50,007        150,000
                                 Depreciation of premises and equipment          104,891         89,083
                                 Amortization of investment and mortgage-
                                   backed securities premiums                     96,793         35,544
                                 Stock dividends on FHLB stock                   (61,500)      (142,500)
                                 Release of ESOP stock                            76,335         50,442
                                 Stock compensation                                8,325         34,178


                 Net changes in operating assets and liabilities
                                 Accrued interest and dividends receivable        68,104       (132,436)
                                 Prepaid and other assets                         (5,000)       113,542
                                 Accrued interest payable                        (35,341)         8,556
                                 Accounts payable and accrued liabilities         63,591         94,910
                                 Repurchase agreements                          (274,840)       489,376
                                 Income taxes payable                           (194,686)        86,166
                                 Dividends declared and payable                   10,939         (1,703)
                                                                             -----------    -----------
                                                 Net cash provided by
                                                 operating activities            544,172      1,468,947
                                                                             -----------    -----------

Cash flows from investing activities
                 Purchase of premises and equipment                             (998,650)       (25,921)
                 Loan originations and principal
                   repayment on loans, net                                      (370,373)   (12,158,117)
                 Principal payments on mortgage-backed
                   securities                                                  5,423,524      2,257,861
                 Purchases of mortgage-backed securities                      (5,130,469)      (509,098)
                 Purchases of available-for-sale securities                   (4,043,762)    (3,221,028)
                 Maturities and proceeds from sale of
                   available-for-sale securities                               1,310,000      3,012,812
                 Principal payments on available-for-sale securities           1,055,759        170,195
                 Principal payments on hold-to-maturity securities                 5,000         10,000
                 Purchase of FHLB stock                                          (49,000)      (178,000)
                                                                             -----------    -----------
                                                 Net cash used by
                                                 investing activities         (2,797,971)   (10,641,296)
                                                                             -----------    -----------

                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                                    Six months ended
                                                                                      December 31,
                                                                           --------------------------------
                                                                                2001              2000
                                                                           --------------     -------------
                                                                             (Unaudited)       (Unaudited)
Cash flows from financing activities
                 Net increase in transaction accounts, passbook
                   savings, money market accounts, and
                   certificates of deposit                                 $    2,798,245   $     4,453,663
                 Net increase in mortgage escrow funds                              3,346            72,332
                 Proceeds from FHLB advances                                  291,654,462     1,385,222,346
                 Repayments on FHLB advances                                 (292,427,620)   (1,379,105,303)
                 Purchase of GFSB Bancorp stock under the
                   stock repurchase plan in cash                                        -          (236,190)
                 Dividends paid or to be paid in cash                            (218,520)         (176,831)
                 Price paid for vested management bonus stock plan stock            5,550                 -
                                                                           --------------   ---------------
                                                 Net cash provided by
                                                 financing activities           1,815,463        10,230,017
                                                                           --------------   ---------------
                 (Decrease) increase in cash and cash equivalents                (438,336)        1,057,668

                 Cash and cash equivalents at beginning of period               4,262,254         4,090,965
                                                                           --------------   ---------------

                 Cash and cash equivalents at end of period                $    3,823,918         5,148,633
                                                                           ==============   ===============

Supplemental disclosures of cash flow information
                 Cash paid during the period for
                                 Interest on deposits and advances         $    4,117,052    $    4,563,718
                                 Income taxes                                     635,000           261,823

                 Change in unrealized gain, net of deferred
                   taxes on available-for-sale securities                          35,679           957,828

                 Dividends declared not yet paid                                  109,392            87,172

Supplemental schedule of noncash and financing activities
                 Issuance of stock dividend                                    $        -            23,091


                               GFSB BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         1. The accompanying unaudited condensed consolidated financial statements were in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The condensed consolidated statements of earnings are not necessarily indicative of results, which may be expected for the entire year, or for any other interim period.

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

Overview

GFSB Bancorp, Inc., is a Bank holding company headquartered in Gallup, New Mexico, which provides a full range of deposits and traditional mortgage loan products through its wholly owned banking subsidiary, Gallup Federal Savings Bank. All references refer collectively to the Company and the Bank, unless the context indicates otherwise.

On November 14, 2001, GFSB Bancorp purchased land and a building in San Juan County, New Mexico for the purpose of opening a Branch of the Bank. The acquisition totaled approximately $902,000. The Bank expects to open its new branch facility on or about March 2002 and estimates that it will spend approximately $400,000 to renovate this branch location. The operation of this new branch may increase non-interest expense in future periods.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED DECEMBER 31, 2001 COMPARED TO QUARTER ENDED DECEMBER 31, 2000.

General

Net income for the quarter ended December 31, 2001 increased $105,000 to $488,000 compared to net income of $383,000 for the comparable quarter in 2000. The increase in net income was primarily the result of an increase in net interest earnings income of $157,000, a $80,000 decline in the provision for loan losses, offset by a $33,000 increase in non-interest expense and an $80,000 increase in income tax expense. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest income for the three months ended December 31, 2001 compared to the same 2000 period.

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

                                       Quarter ended December 31, 2001               Quarter ended December 31, 2000
                                    --------------------------------------      ----------------------------------------

                                    Average                      Average         Average                        Average
                                    Balance      Interest       Yield/Cost       Balance       Interest       Yield/Cost
                                    -------      --------       ----------       -------       --------       ----------
                                         (Dollars in Thousands)                         (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)             $  130,071     $   2,622           8.06%     $  118,897      $   2,645           8.90%
Investment securities and
 mortgage-backed securities          58,753           790           5.38%         55,841            934           6.69%
Other interest-earning
  assets (2)                          4,421            35           3.17%          5,524             86           6.23%
                                 -----------    ----------                    -----------     ----------

Total interest-earning assets       193,245         3,447           7.13%        180,262          3,665           8.13%
Non-interest-earning assets           6,671                                        6,398
                                 -----------                                  -----------
Total assets                       $199,916                                   $  186,660
                                 ===========                                  ===========

Interest-bearing liabilities:
  Transaction accounts           $    7,983     $      18            .90%     $    6,172     $       33           2.14%
  Passbook savings                    4,422            14           1.27%          4,825             25           2.07%
  Money market accounts               9,819           103           4.20%          9,296             83           3.57%
  Certificates of deposit            78,885         1,010           5.12%         54,382            789           5.80%
  Other liabilities (3)              72,357           837           4.63%         88,558          1,427           6.45%
                                 -----------    ----------                   -----------     ----------      ----------
Total interest-bearing
   liabilities                      173,466         1,982           4.57%        163,233          2,357           5.78%
Non-interest bearing
   liabilities                       10,724                                        9,785
                                 -----------                                 -----------

Total liabilities                   184,190                                      173,018

Stockholders' equity                 15,726                                       13,642
                                 -----------                                 -----------
Total liabilities and
  stockholders' equity           $  199,916                                  $   186,660
                                 ===========                                 ===========

Net interest income                             $   1,465                                     $   1,308
                                                ==========                                    =========



Interest rate spread (4)                                            2.56%                                      2.35%
                                                               ===========                                  ========
Net yield on interest-
  earning  assets (5)                                               3.03%                                      2.90%
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

                                               Quarter ended
                                          December 31, 2001 vs. 2000
                                             Increase (Decrease)
                                                   Due to
                                       --------------------------------
                                                          Rate/
                                       Volume    Rate     Volume    Net
                                       ------    ----     ------   -----
                                            (Dollars in Thousands)
Interest income:

  Loans receivable                      $ 248    $(249)   $ (22)   $ (23)
  Mortgage-backed securities and
     investment securities                 49     (183)     (10)    (144)
  Other interest-earning  assets          (17)     (42)       8      (51)
                                        -----    -----    -----    -----
    Total interest-earning assets         280     (474)     (24)    (218)
                                        -----    -----    -----    -----

Interest expense:

  Transaction accounts                     10      (19)      (6)     (15)
  Savings accounts                         (2)     (11)       1      (12)
  Money markets                             5       15        1       21
  Certificates of deposit                 355      (92)     (42)     221
  Other liabilities                      (261)    (403)      74     (590)
                                        -----    -----    -----    -----
   Total interest-bearing liabilities     107     (510)      28     (375)
                                        -----    -----    -----    -----
Net change in interest income           $ 173    $  36    $ (52)   $ 157
                                        =====    =====    =====    =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. No provision for loan loss was made in the current quarter. The provision for loan losses for the quarter ended December 31, 2000 was $80,000. The decrease in the provision for loan losses for the current three-month period was the result of less loan growth in commercial and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level which it considers to be adequate at the balance sheet date, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

Non-Interest Income

Total non-interest income decreased by $18,500 or 18.6% from $118,000 for the quarter ended December 31, 2000 to $99,500 for the quarter ended December 31, 2001. This decrease was primarily due to decreased miscellaneous income of $25,800 and decreased service charge income of $7,300, offset by increases in net gains from sales of loans of $3,700 and net gains from sales of available-for-sale securities of $10,000. The decrease in miscellaneous income is primarily due to a gain on the sale of other real estate owned of $21,300 and $6,000 received from a winning raffle ticket in the quarter ended December 31, 2000. Service charge income decreased for the current three month period primarily due to a decline in insufficient fee charges collected on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $33,200 or 4.3% from $776,600 for the quarter ended December 31, 2000 to $809,700 for the quarter ended December 31, 2001. The most significant increases in non-interest expense for the current period were primarily attributable to compensation and benefits, occupancy, stock services and data processing, offset by decreases in professional fees and other non-interest expenses. The increase in compensation and benefits expense reflects increases of $24,400 in general salaries and benefit expense primarily due to the hiring of a project manager for the new branch purchase and general merit increases. Occupancy costs increased $15,300 primarily due to increases in depreciation for furniture, fixtures, and equipment, resulting from the purchase of equipment needed to operate our new service bureau format. Stock services increased $7,400 primarily due to a regulatory filing fee paid to the OTS. Data processing expense increased by $6,100 due to increased service bureau expense resulting from growth in the volume of deposits and loans and a change in our service bureau provider. Professional fees decreased $13,600 primarily due to a decrease in legal and accounting fees this quarter. In the three months ended December 31, 2000, other non-interest expense included approximately $9,200 of telephone expense related to the upgrading of the Bank's telephone system.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2001 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2000.

General

Net income for the six months ended December 31, 2001 increased $147,000 to $879,000 compared to net income of $732,000 for the comparable six-month period in 2000. The increase in net income was primarily the result of an increase net interest earnings income of $347,000, a $100,000 decline in the provision for loan losses, offset by a $185,000 increase in non-interest expense and a $93,000 increase in income tax expense. Please refer to "Average Balance Sheets" for an analysis of the change in net interest income for the six months ended December 31, 2001 compared to the same 2000 period.

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

                                         Six-month period ended                         Six-month period ended
                                    --------------------------------------      -----------------------------------------
                                            December 31, 2001                             December 31, 2000
                                    --------------------------------------      -----------------------------------------

                                    Average                      Average         Average                        Average
                                    Balance       Interest      Yield/Cost       Balance        Interest       Yield/Cost
                                    -------       --------      ----------       -------        --------       ----------
                                          (Dollars in Thousands)                        (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)              $ 129,776     $   5,246           8.08%     $  115,984      $   5,055           8.72%
Investment securities and
 Mortgage-backed securities          57,559         1,583           5.50%         55,955          1,869           6.69%
Other interest-earning
  assets (2)                          4,596            79           3.44%          5,417            170           6.28%
                                  ----------    ----------                    -----------     ----------

Total interest-earning assets       191,931         6,908           7.20%        177,356          7,094           8.00%
Non-interest-earning assets           6,175                                        6,064
                                  ----------                                  -----------
Total assets                      $ 198,106                                     $183,420
                                  ==========                                  ===========

Interest-bearing liabilities:
  Transaction accounts            $   7,814     $      43           1.10%      $   6,084       $    45            1.48%
  Passbook savings                    4,548            29           1.28%          4,967            51            2.05%
  Money market accounts               9,699           206           4.25%          9,421           168            3.57%
  Certificates of deposit            78,229         2,079           5.32%         53,596         1,537            5.74%
  Other liabilities (3)              71,661         1,724           4.81%         87,002         2,814            6.47%
                                  ----------    ----------                    ----------      --------      -----------
Total interest-bearing
   liabilities                      171,951         4,081           4.75%        161,070          4,615           5.73%
Non-interest bearing
   liabilities                       10,670                                        9,036
                                  ----------                                  ----------
Total liabilities                   182,621                                      170,106

Stockholders' equity                 15,485                                       13,314
                                  ----------                                  ----------
Total liabilities and
  Stockholders' equity            $ 198,106                                   $  183,420
                                  ==========                                  ==========


Net interest income                             $   2,827                                     $ 2,479
                                                ==========                                    ========
Interest rate spread (4)                                            2.45%                                     2.27%
                                                              ===========                                  ========
Net yield on interest-
  earning  assets (5)                                               2.95%                                     2.80%
                                                              ===========                                  ========
Ratio of average interest-
  earning assets to average
interest-bearing  liabilities                                       1.12X                                     1.10X
                                                              ===========                                  ========

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

                                                Six-month period ended
                                              December 31, 2001 vs. 2000
                                                 Increase (Decrease)
                                                        Due to
                                       ----------------------------------------
                                                             Rate/
                                        Volume     Rate      Volume       Net
                                        ------     ----      ------     -------
                                                (Dollars in Thousands)
Interest income:
  Loans receivable                     $   601    $  (371)   $   (39)   $   191
  Mortgage-backed securities and
     investment securities                  54       (333)        (7)      (286)
  Other interest-earning  assets           (26)       (77)        12        (91)
                                       -------    -------    -------    -------
    Total interest-earning assets          629       (781)       (34)      (186)
                                       -------    -------    -------    -------

Interest expense:

  Transaction accounts                      13        (12)        (3)        (2)
  Savings accounts                          (5)       (19)         2        (22)
  Money markets                              5         32          1         38
  Certificates of deposit                  707       (113)       (52)       542
  Other liabilities                       (496)      (722)       128     (1,090)
                                       -------    -------    -------    -------
   Total interest-bearing liabilities      224       (834)        76       (534)
                                       -------    -------    -------    -------
Net change in interest income          $   405    $    53    $  (110)   $   348
                                       =======    =======    =======    =======

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $50,000 and $150,000 for the six-month period ended December 31, 2001 and 2000, respectively. See "Comparison of Operating Results for the quarter ended December 31, 2001 compared to quarter ended December 31, 2000 - Provision for Losses on Loans."

Non-Interest Income

Total non-interest income decreased by $22,500 or 11.7% from $214,700 for the six months ended December

31, 2000 to $192,200 for the six months ended December 31, 2001. This decrease was primarily due to decreased miscellaneous income of $24,400 and decreased service charge income of $8,400, offset by an increase in net gains from the sale of available-for-sale securities of $10,000. See "Comparison of Operating Results for quarter ended December 31, 2001 compared to quarter ended December 31, 2000 - Non-Interest Income.

Non-Interest Expense

Total non-interest expense increased $184,100 or 12.6% from $1,465,500 for the six months ended December 30, 2000 to $1,649,600 for the six months ended December 31, 2001. The most significant changes in non-interest expenses were increases in compensation and benefits, data processing, professional fees, occupancy costs and stationary, printing, and office supplies. The increase in compensation and benefits expense reflects increases of $53,000 in general salaries and benefits expense primarily due to the hiring of the operations manager in September 2000, the hiring of a project manager for the new branch purchase in September 2001 and the hiring of two additions to staff in current six-month period. Also, contributing to this increase were general merit increases. Data processing expense increased by $46,800 due to increased service bureau expense resulting from growth in deposits and loans and a change in our service bureau provider. The increase in professional fees of $15,500 was due to increases in audit, accounting, and legal fees during the first 2002 quarter. Occupancy costs increased $26,000 due primarily to increases in depreciation for furniture, fixtures, and equipment, resulting from the purchase of equipment needed to operate our new service bureau format. Stationary, printing and office supplies increased $19,400 primarily as the result of the purchase of new forms during the first 2002 quarter for the banks new service bureau.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------


The annual meeting of the stockholders of the Company was held on October 26, 2001. At the meeting two directors were elected for terms to expire in 2004 and the appointment of Neff & Ricci, LLP as the Company's independent accountants was ratified.

The results of voting are shown for each matter considered.

Director election:

Nominees                           Votes for     Votes withheld

Wallace R. Phillips                 863,407          1,875
Richard C. Kauzlaric                817,546         47,736



Independent accountant ratification:

                                   Votes for     Votes against      Abstentions

                                    846,532         15,000             3,750

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

                                  GFSB BANCORP, INC.


Date:    February 13, 2002       /s/Jerry R. Spurlin
                                 -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)