Form 10QSB
period 2002-03-31
GFSB BANCORP INC
filed 2002-05-07
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    --------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                    04-2095007
--------------------------------------------                ----------
(State or Other Jurisdiction of Incorporation            (I.R.S. Employer
or Organization)                                        Identification No.)


221 West Aztec Avenue, Gallup, New Mexico                    87301
-----------------------------------------                    -----
(Address of Principal Executive Offices)                  (Zip Code)


Issuer's Telephone Number, Including Area Code:          (505) 722-4361
                                                         --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes        X              No
                           -------------            ------------


As of April 30, 2002, there were issued and outstanding 1,150,106 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                      Index

                                                                                                Page No.
                                                                                                --------

                          PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition
               March 31, 2002 and June 30, 2001                                                     3

           Condensed Consolidated Statements of Earnings and Comprehensive Earnings
               Three months and nine months ended March 31, 2002 and 2001                           4

           Condensed Consolidated Statements of Cash Flows
               Nine months ended March 31, 2002 and 2001                                            6

           Notes to Condensed Consolidated Financial Statements                                     8

Item 2.    Management's Discussion and Analysis or Plan of Operation                                9

                           PART II. OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                                                        16

           Signatures                                                                              17


                                          GFSB Bancorp, Inc.

                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               March 31,         June 30,
                                                                 2002              2001
                                                             -------------     ------------
                                                                      (Unaudited)
                                     ASSETS

Cash and due from banks                                      $   3,986,496    $   3,216,000
Interest-bearing deposits with banks                               807,164        1,046,254
Available-for-sale investment securities                        24,732,336       21,804,107
Available-for-sale mortgage-backed securities                   29,355,761       32,376,812
Held-to-maturity investment securities                           1,924,209        1,945,720
Stock of Federal Home Loan Bank, at cost, restricted             4,187,200        3,649,000
Loans receivable, net, substantially pledged                   134,301,528      130,430,937
Accrued interest and dividends receivable                        1,149,025        1,185,400
Premises and equipment                                           2,493,264        1,323,770
Other real estate and repossessed property                          71,883            7,950
Prepaid and other assets                                           127,169           66,674
Deferred tax asset                                                  98,006           98,006
                                                             -------------    -------------
       TOTAL ASSETS                                          $ 203,234,041      197,150,630
                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                 $  17,889,908    $  15,462,712
Savings and MMDA deposits                                       16,086,320       14,521,879
Time deposits                                                   68,265,935       76,675,576
Advances from Federal Home Loan Bank                            81,616,607       72,105,997
Repurchase agreements                                            1,296,414        1,324,335
Accrued interest payable                                           471,024          473,446
Advances from borrowers for taxes and insurance                    639,066          440,048
Accounts payable and accrued liabilities                           328,044          219,855
Deferred income taxes                                              583,425          653,197
Dividends declared and payable                                     110,506           98,453
Income taxes payable                                                 1,168          195,854
                                                             -------------    -------------
       TOTAL LIABILITIES                                       187,288,417      182,171,352
                                                             -------------    -------------


COMMITMENTS AND CONTINGENCIES                                            -                -

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                            -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,150,106 issued and outstanding
  at March 31, 2002 and June 30, 2001                              115,011          115,011
Additional paid-in-capital                                       2,720,352        2,630,860
Unearned ESOP stock                                               (224,085)        (272,480)
Retained earnings, substantially
  restricted                                                    12,201,814       11,237,917
Accumulated other comprehensive
earnings                                                         1,132,532        1,267,970
                                                             -------------    -------------
       TOTAL STOCKHOLDERS' EQUITY                               15,945,624       14,979,278
                                                             -------------    -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 203,234,041    $ 197,150,630
                                                             =============    =============

See notes to condensed consolidated financial statements.

                                                 GFSB Bancorp, Inc.

                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                              AND COMPREHENSIVE EARNINGS

                                                            Three months ended          Nine months ended
                                                                March 31,                   March 31,
                                                        -------------------------   -------------------------
                                                           2002          2001          2002           2001
                                                        -----------   -----------   -----------   -----------
                                                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Interest income
           Loans receivable
                          Mortgage loans                $ 2,136,176   $ 2,173,011   $ 6,457,153     6,435,237
                          Commercial loans                  296,589       414,014       973,501       896,331
                          Share and consumer loans          109,856       150,367       357,511       460,612
           Investment and mortgage-backed securities        722,954       889,473     2,306,366     2,758,665
           Other interest-earning assets                     34,092        80,675       113,489       250,988
                                                        -----------   -----------   -----------   -----------
                          TOTAL INTEREST EARNINGS         3,299,667     3,707,540    10,208,020    10,801,833

Interest expense
           Deposits                                         905,175     1,059,907     3,263,682     2,860,723
           Advances from Federal Home Loan Bank             842,496     1,193,820     2,554,465     3,965,278
           Repurchase agreements                              1,552        11,980        12,787        54,604
                                                        -----------   -----------   -----------   -----------
                          TOTAL INTEREST EXPENSE          1,749,223     2,265,707     5,830,934     6,880,605
                                                        -----------   -----------   -----------   -----------

                          NET INTEREST EARNINGS           1,550,444     1,441,833     4,377,086     3,921,228

Provision for loan losses                                    70,011       120,000       120,018       270,000
                                                        -----------   -----------   -----------   -----------

                          NET INTEREST EARNINGS AFTER
                            PROVISION FOR LOAN LOSSES     1,480,433     1,321,833     4,257,068     3,651,228
                                                        -----------   -----------   -----------   -----------
Non-interest earnings
           Income from real estate operations                 1,350             -         2,250             -
           Miscellaneous income                              10,378        11,160        33,088        58,287
           Net gains from sales of AFS securities                 -        11,261        10,000        10,925
           Net gains from sales of loans                     11,444           950        28,290        18,682
           Service charge income                             67,358        70,569       209,099       220,740
                                                        -----------   -----------   -----------   -----------
                          TOTAL NON-INTEREST EARNINGS        90,530        93,940       282,727       308,634
                                                        -----------   -----------   -----------   -----------
Non-interest expense
           Compensation and benefits                        546,105       402,721     1,436,484     1,235,229
           FDIC Insurance                                     4,833         3,867        14,439        12,041
           Insurance                                         11,445         8,872        29,022        25,275
           Stock services                                     6,548         2,514        22,522        10,747
           Occupancy                                        111,795        88,456       311,952       262,596
           Data processing                                   92,790        61,040       241,771       163,226
           Professional fees                                 22,185        14,274        89,538        66,165
           Advertising                                       21,119        17,250        61,480        58,468
           Stationary, printing and office supplies          22,159        14,609        76,740        49,818
           ATM expense                                       12,388         9,169        35,067        30,801
           Supervisory exam fees                             13,568        12,130        41,810        34,081
           Postage                                           16,130        13,925        44,589        32,725
           Other                                             80,070        80,563       205,329       213,754
                                                        -----------   -----------   -----------   -----------
                          TOTAL NON-INTEREST EXPENSE        961,135       729,390     2,610,743     2,194,926
                                                        -----------   -----------   -----------   -----------

                                              4

                                                GFSB Bancorp, Inc.

                                   CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                       AND COMPREHENSIVE EARNINGS - CONTINUED

                                                              Three months ended           Nine months ended
                                                                    March 31,                  March 31,
                                                          ----------------------------   ---------------------
                                                               2002           2001         2002       2001
                                                          ----------------------------   ---------------------
                                                            (Unaudited)     (Unaudited) (Unaudited) (Unaudited)
                          EARNINGS BEFORE INCOME TAXES         609,828         686,383   1,929,052   1,764,936

Income tax expense
           Currently payable                                   191,311         243,406     631,625     590,226
           Deferred provision                                        -               -           -           -
                                                         -------------   -------------   ---------   ---------
                                                               191,311         243,406     631,625     590,226
                                                         -------------   -------------   ---------   ---------
                          NET EARNINGS                   $     418,517   $     442,977   1,297,427   1,174,710
                                                         =============   =============   =========   =========

Other Comprehensive Earnings
           Unrealized (loss) gain, net of tax                 (171,117)        193,601    (135,439)  1,151,429
                                                         -------------   -------------   ---------   ---------
                          COMPREHENSIVE EARNINGS               247,400         636,578   1,161,988   2,326,139
                                                         =============   =============   =========   =========

Earnings per common share
           Basic                                         $        0.38            0.40        1.18        1.06
                                                         =============   =============   =========   =========

Weighted average number of common shares outstanding
           Basic                                             1,106,475       1,097,536   1,103,553   1,105,920
                                                         =============   =============   =========   =========

Earnings per common share
           Diluted                                                0.37            0.39        1.13        1.04
                                                         =============   =============   =========   =========

Weighted average number of common shares outstanding
           Diluted                                           1,146,377       1,123,578   1,143,355   1,134,130
                                                         =============   =============   =========   =========

Comprehensive earnings per common share
           Basic                                                  0.22            0.58        1.05        2.10
                                                         =============   =============   =========   =========

           Diluted                                                0.22            0.57        1.02        2.05
                                                         =============   =============   =========   =========

Dividends per share                                               0.10            0.09        0.10        0.08
                                                         =============   =============   =========   =========

See notes to condensed consolidated financial statements.

                                              GFSB Bancorp, Inc.

                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Increase (decrease) in cash and cash equivalents

                                                                       Nine months ended
                                                                           March 31,
                                                                  ---------------------------
                                                                      2002            2001
                                                                  -----------    ------------
                                                                   (Unaudited)     (Unaudited)
Cash flows from operating activities
           Net earnings                                          $  1,297,427    $  1,174,710
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                  (329,372)       (257,244)
                     Gain on sale of loans and securities             (38,290)        (29,607)
                     Provision for loan losses                        120,018         270,000
                     Depreciation of premises and equipment           141,219         135,043
                     Amortization of investment and mortgage-
                       backed securities premiums                     121,727          55,439
                     Stock dividends on FHLB stock                    (90,300)       (205,300)
                     Release of ESOP stock                            121,237          78,455
                     Stock compensation                                12,488          38,340

           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable         36,375        (105,532)
                     Prepaid and other assets                         (60,495)        116,690
                     Accrued interest payable                          (2,422)        142,814
                     Accounts payable and accrued liabilities          95,701          42,839
                     Repurchase agreements                            (27,921)      1,147,635
                     Income taxes payable                            (194,686)        182,605
                     Dividends declared and payable                    12,053           9,578
                                                                 ------------    ------------
                               Net cash provided by
                               operating activities                 1,214,759       2,796,465
                                                                 ------------    ------------
Cash flows from investing activities
           Purchase of premises and equipment                      (1,310,713)        (75,125)
           Loan originations and principal
             repayment on loans, net                               (3,696,880)    (17,940,653)
           Principal payments on mortgage-backed
             securities                                             7,951,455       3,521,945
           Purchases of mortgage-backed securities                 (5,130,469)     (2,504,724)
           Purchases of available-for-sale securities              (6,167,537)     (3,284,814)
           Maturities and proceeds from sale of
             available-for-sale securities                          1,310,000       6,442,814
           Principal payments on available-for-sale securities      1,808,947         213,475
           Principal payments on hold-to-maturity securities           25,000          10,000
           Purchases of hold-to-maturity securities                         -        (270,000)
           Purchase of FHLB stock                                    (447,900)       (199,200)
                                                                 ------------    ------------
                               Net cash used by
                               investing activities                (5,658,097)    (14,086,282)
                                                                 ------------    ------------

                                       GFSB Bancorp, Inc.

                          Increase (decrease) in cash and cash equivalents

                                                                                Nine months ended
                                                                                    March 31,
                                                                      -----------------------------------
                                                                           2002               2001
                                                                      ----------------    ---------------
                                                                         (Unaudited)        (Unaudited)
Cash flows from financing activities
           Net (decrease) increase in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                                   $    (4,418,004)   $    22,964,390
           Net increase in mortgage escrow funds                               199,018            326,507
           Proceeds from FHLB advances                                     175,155,000      1,616,072,346
           Repayments on FHLB advances                                    (165,644,390)    (1,627,852,976)
           Purchase of GFSB Bancorp stock under the
             stock repurchase plan in cash                                     (79,084)          (291,930)
           Dividends paid or to be paid in cash                               (333,530)          (275,284)
           Price paid for vested management bonus stock plan stock              16,650             50,512
           Proceeds from exercise of stock                                      79,084                  -
                                                                       ---------------    ---------------
                               Net cash provided by
                               financing activities                          4,974,744         10,993,565
                                                                       ---------------    ---------------
           Increase (decrease) in cash and cash equivalents                    531,406           (296,252)

           Cash and cash equivalents at beginning of period                  4,262,254          4,090,965
                                                                       ---------------    ---------------
           Cash and cash equivalents at end of period                  $     4,793,660          3,794,713
                                                                       ===============    ===============
Supplemental disclosures of cash flow information
           Cash paid during the period for
                     Interest on deposits and advances                 $     5,833,356    $     6,683,186
                     Income taxes                                              801,111            408,790

           Change in unrealized gain, net of deferred
             taxes on available-for-sale securities                            135,439          1,151,429

           Dividends declared not yet paid                                     110,506             98,453


Supplemental schedule of noncash and financing activities
           Issuance of stock dividend                                  $             -             23,091

See notes to condensed consolidated financial statements.

                               GFSB BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         1. The accompanying unaudited condensed consolidated financial statements were in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The condensed consolidated statements of earnings are not necessarily indicative of results, which may be expected for the entire year, or for any other interim period.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited financial statements be read in conjunction with the Form 10-KSB for the year ended June 30, 2001.

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

On November 14, 2001, GFSB Bancorp purchased land and a building in San Juan County, New Mexico for the purpose of opening a Branch of the Bank. The acquisition totaled approximately $902,000. The Bank opened its new branch facility on March 11, 2002. Renovation costs in connection with the new branch were approximately $397,000 at March 31, 2002, which were capitalized. Additionally, time deposits decreased $8,410,000 to $68,266,000 at March 31, 2002, from $76,676,000 at June 30, 2001 as a result of a decrease in our public fund time deposits. The Bank funds loans from two primary sources, deposits and Federal Home Loan Bank borrowings. Federal Home Loan Bank borrowings increased $9,511,000 at March 31, 2002, to $81,617,000 from $72,106,000 at June 30, 2001.
The increase in borrowings was primarily the result of an offset to the decrease in time deposits, additional borrowings were used to fund loans.

During the quarter ended March 31, 2002, the Bank introduced its "Gold NetTeller" Internet Banking product at www.gallupfed.com. The service delivers real-time interactive information for retail and commercial customers and includes Bill Pay features. The web site will be expanded in the near future to provide a substantial amount of information and range of services including a commercial cash management product and on-line loan applications. The Company believes the service will enhance its growth potential by allowing it to compete favorably in this emerging technology within its marketing area and does not anticipate a material impact on profitability.


RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 2002 COMPARED TO QUARTER ENDED MARCH 31, 2001.

General

Net income for the quarter ended March 31, 2002 decreased $24,000 from $443,000 for the quarter ended March 31, 2001 to $419,000 for the quarter ended March 31, 2002. The decrease in net income was primarily the result of an increase in net interest earnings income of $109,000, a $50,000 decrease in the provision for loan losses, offset by a $232,000 increase in non-interest expense and an $52,000 decrease in income tax expense. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest income for the three months ended March 31, 2002 compared to the same 2001 period.

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

                                      Quarter ended March 31, 2002                   Quarter ended March 31, 2001
                                      ----------------------------                   ----------------------------
                                   Average                       Average         Average                       Average
                                   Balance       Interest       Yield/Cost       Balance       Interest       Yield/Cost
                                   -------       --------       ----------       -------       --------       ----------
                                 (Dollars in Thousands)                        (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $133,371        $2,543           7.63%       $125,317         $2,738           8.74%
Investment securities and
 mortgage-backed securities          56,817           723           5.09%         54,739            889           6.50%
Other interest-earning
  assets (2)                          4,889            33           2.70%          5,706             81           5.67%
                                 -----------    ----------                    -----------     ----------

Total interest-earning assets       195,077         3,299           6.32%        185,762          3,708           7.98%
Non-interest-earning assets           7,480                                        5,631
                                 -----------                                  -----------
Total assets                       $202,557                                     $191,393
                                 ===========                                 ============

Interest-bearing liabilities:
  Transaction accounts              $ 8,205          $ 16           .78%        $ 6,370          $ 23            1.44%
  Savings accounts                    4,753            15          1.26%          4,835            22            1.82%
  Money market accounts              10,645            32          1.20%          9,634            82            3.40%
  Certificates of deposit            74,428           842          4.53%         63,091           933            5.92%
  Other liabilities (3)              77,900           844          4.33%         83,319         1,206            5.79%
                                 -----------    ----------                   -----------    ----------      -----------
Total interest-bearing
   liabilities                      175,931         1,749          3.98%        167,249         2,266            5.42%
Non-interest bearing
   liabilities                       10,692                                       9,814
                                 -----------                                 -----------

Total liabilities                   186,623                                     177,063

Stockholders' equity                 15,934                                      14,330
                                 -----------                                 -----------
Total liabilities and
  stockholders' equity             $202,557                                    $191,393
                                 ===========                                 ===========

Net interest income                                $1,550                                      $1,442
                                                ==========                                  ==========

Interest rate spread (4)                                           2.34%                                         2.56%
                                                              ===========                                   ===========
Net yield on interest-
  Earning  assets (5)                                              3.18%                                         3.11%
                                                              ===========                                   ===========
Ratio of average interest-
  Earning assets to average
interest-bearing  liabilities                                      1.11X                                         1.11X
                                                              ===========                                   ===========

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

                                                  Quarter ended
                                              March 31, 2002 vs. 2001
                                               Increase (Decrease)
                                                     Due to
                                        ---------------------------------
                                                           Rate/
                                        Volume    Rate    Volume     Net
                                        ------    ----    ------    -----
                                                 (Dollars in Thousands)
Interest income:

  Loans receivable                      $ 176    $(348)   $ (22)   $(194)
  Mortgage-backed securities and
     investment securities                 34     (193)      (7)    (166)
  Other interest-earning  assets          (12)     (42)       6      (48)
                                        -----    -----    -----    -----
    Total interest-earning assets         198     (583)     (23)    (408)
                                        -----    -----    -----    -----

Interest expense:

  Transaction accounts                      7      (11)      (3)      (7)
  Savings accounts                         (1)      (7)       1       (7)
  Money markets                             9      (53)      (6)     (50)
  Certificates of deposit                 168     (219)     (39)     (90)
  Other liabilities                       (78)    (304)      20     (362)
                                        -----    -----    -----    -----
   Total interest-bearing liabilities     105     (594)     (27)    (516)
                                        -----    -----    -----    -----
Net change in interest income           $  93    $  11    $   4    $ 108
                                        =====    =====    =====    =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $70,000 and $120,000 for the quarter ended March 31, 2002 and 2001. The decrease in the provision for loan losses for the current three-month period was the result of less loan growth in commercial loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level which it considers to be adequate at the balance sheet date, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

Non-Interest Income

Total non-interest income decreased by $3,400 or 3.6% from $93,900 for the quarter ended March 31, 2001 to $90,500 for the quarter ended March 31, 2002. This decrease was primarily due to a decrease in service charge income of $3,200. Net gains from sales of loans were $11,400 and $1,000 for the quarter ended March 31, 2002 and 2001. There were no net gains from available-for-sale securities for the quarter ended March 31, 2002. Net gains from sales of available-for-sale securities for the quarter ending March 31, 2001 were $11,300.

Non-Interest Expense

Total non-interest expense increased $231,700 or 31.8% from $729,400 for the quarter ended March 31, 2001 to $961,100 for the quarter ended March 31, 2002. The most significant increases in non-interest expense for the current period were primarily attributable to compensation and benefits, data processing, occupancy, stock services, professional fees and stationary, printing, and office supplies. The increase in compensation and benefits expense reflects increases of $62,200 in general salaries and benefit expense, primarily due to the hiring of a project manager for the new branch purchase in the second 2002 quarter and the hiring of nine employees to staff the new branch, an increase of $17,000 in expense related to employee stock compensation plans, and $57,400 due to the repurchase of stock from an employee exercise/sale of stock. General merit increases also contribute to this increase. Data processing expense increased by $31,800 due to increased service bureau expense resulting from the growth in the number of deposit and loan accounts serviced, and a change in our service bureau provider. Occupancy costs increased $23,300, primarily due to increases in depreciation for furniture, fixtures, and equipment, resulting from the purchase of equipment needed to operate our new service bureau format and equipment purchased for the new branch (occupancy expense for the new branch purchase was $11,000.) Stock services increased $4,000 due primarily to an increase in our NASDAQ annual fees. Professional fees increased by $7,900 primarily due to an increase in legal and accounting fees this quarter. Stationary, printing and office supplies increased $7,600, primarily due to the purchase of forms and supplies for the new branch and normal increases in stationary, printing and office supplies expense.


RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2002 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2001.

General

Net income for the nine months ended March 31, 2002 increased $123,000 to $1,297,000 compared to net income of $1,175,000 for the comparable nine-month period in 2001. The increase in net income was primarily the result of an increase net interest earnings income of $456,000, a $150,000 decline in the provision for loan losses, a decrease of $26,000 in non-interest earnings, offset by a $416,000 increase in non-interest expense and a $42,000 increase in income tax expense. Please refer to "Average Balance Sheets" for an analysis of the change in net interest income for the nine months ended March 31, 2002 compared to the same 2001 period.

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

                                        Nine-month period ended                        Nine-month period ended
                                        ------------------------                       -----------------------
                                             March 31, 2002                                 March 31, 2001
                                             --------------                                 --------------

                                    Average                      Average         Average                       Average
                                    Balance      Interest       Yield/Cost       Balance       Interest       Yield/Cost
                                    -------      --------       ----------       -------       --------       ----------
                                  (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $131,100        $7,788           7.92%       $119,120         $7,792           8.72%
Investment securities and
 mortgage-backed securities          57,271         2,306           5.37%         55,490          2,759           6.63%
Other interest-earning
  assets (2)                          3,776           113           3.99%          5,515            251           6.07%
                                 -----------    ----------                    -----------     ----------

Total interest-earning assets       192,147        10,207           7.05%        180,125         10,802           8.00%
Non-interest-earning assets           7,594                                        5,830
                                 -----------                                  -----------
Total assets                       $199,741                                     $185,955
                                 ===========                                 ============

Interest-bearing liabilities:
  Transaction accounts              $ 7,901          $ 59          1.00%        $ 6,169          $ 69            1.49%
  Passbook savings                    4,640            44          1.26%          4,935            73            1.97%
  Money market accounts              10,066           127          1.68%          9,494           250            3.51%
  Certificates of deposit            76,639         3,033          5.26%         57,207         2,469            5.75%
  Other liabilities (3)              74,085         2,567          4.62%         85,251         4,020            6.29%
                                 -----------    ----------                   -----------    ----------      -----------
Total interest-bearing
   liabilities                      173,331         5,830          4.48%        163,056         6,881            5.63%
Non-interest bearing
   liabilities                       10,773                                       9,248
                                 -----------                                 -----------
Total liabilities                   184,104                                     172,304

Stockholders' equity                 15,637                                      13,651
                                 -----------                                 -----------

Total liabilities and
  stockholders' equity             $199,741                                    $185,955
                                 ===========                                 ===========

Net interest income                                $4,377                                      $3,921
                                                ==========                                  ==========
Interest rate spread (4)                                           2.57%                                         2.37%
                                                              ===========                                   ===========
Net yield on interest-
  earning  assets (5)                                              3.04%                                         2.90%
                                                              ===========                                   ===========
Ratio of average interest-
  earning assets to average
  interest-bearing  liabilities                                    1.11X                                         1.10X
                                                              ===========                                   ===========

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

                                                Nine-month period ended
                                                March 31, 2002 vs. 2001
                                                  Increase (Decrease)
                                                         Due to
                                        ----------------------------------------
                                                              Rate/
                                        Volume     Rate       Volume      Net
                                        ------     ----       ------     -----
                                                 (Dollars in Thousands)
Interest income:
  Loans receivable                      $  783    $  (714)   $   (71)   $    (2)
  Mortgage-backed securities and
     investment securities                  89       (524)       (17)      (452)
  Other interest-earning  assets           (79)       (86)        27       (138)
                                        ------    -------    -------    -------
    Total interest-earning assets          793     (1,324)       (61)      (592)
                                        ------    -------    -------    -------
Interest expense:

  Transaction accounts                      19        (23)        (6)       (10)
  Savings accounts                          (4)       (26)         2        (28)
  Money markets                             15       (130)        (8)      (123)
  Certificates of deposit                  838       (210)       (60)       568
  Other liabilities                       (527)    (1,068)       140     (1,455)
                                        ------    -------    -------    -------
   Total interest-bearing liabilities      341     (1,457)        68     (1,048)
                                        ------    -------    -------    -------

Net change in interest income           $  452    $   133    $  (129)   $   456
                                        ======    =======    =======    =======

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $120,000 and $270,000 for the nine-month period ended March 31, 2002 and 2001, respectively. See "Comparison of Operating Results for the quarter ended March 31, 2002 compared to quarter ended March 31, 2001 - Provision for Losses on Loans."

Non-Interest Income

Total non-interest income decreased by $25,900 or 8.4% from $308,600 for the nine months ended March 31, 2001 to $282,700 for the nine months ended March 31, 2002. This decrease was primarily due to decreased miscellaneous income of $25,200 and decreased service charge income of $11,600, offset by an increase in net gains from the sale of loans of $9,600. The decrease in miscellaneous income is a result of recognition of a $21,300 gain on the sale of other real estate owned and proceeds received of $6,000 from a winning raffle ticket in the quarter ended December 31, 2000. See "Comparison of Operating Results for quarter ended March 31, 2002 compared to quarter ended March 31, 2001 - Non-Interest Income. "

Non-Interest Expense

Total non-interest expense increased $415,800 or 18.9% from $2,194,900 for the nine months ended March 31, 2001 to $2,610,700 for the nine months ended March 31, 2002. The most significant changes in non-interest expenses were increases in compensation and benefits, data processing, occupancy costs, professional fees, stationary, printing, and office supplies. The increase in compensation and benefits expense reflects increases of $115,200 in general salaries and benefits expense primarily due to the hiring of a project manager for the new branch purchase in September 2001, the hiring of nine employees to staff the new branch and the hiring of two additions to staff in current nine-month period. Also, contributing to this increase were general merit increases. Other increases in compensation and benefits were, $17,000 in expense related to employee stock compensation plans, and $57,400 due to the repurchase of stock from an employee exercise/sale of stock. Data processing expense increased by $78,500 due to increased service bureau expense resulting from growth in the number of deposit and loan accounts serviced and a change in our service bureau provider. The increase in professional fees of $23,400 was due to increases in audit, accounting, and legal fees. Occupancy costs increased $49,400 due primarily to increases in depreciation for furniture, fixtures, and equipment, resulting from the purchase of equipment needed to operate our new service bureau format and equipment purchased for the new branch. Stationary, printing and office supplies increased $26,900 primarily as the result of the purchase of new forms during the first 2002-quarter for the Bank's new service bureau and the purchase of forms and supplies for the new branch.

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

                                 GFSB BANCORP, INC.


Date:    May 7, 2002             /s/Jerry R. Spurlin
                                 -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)