Form 10KSB
period 2002-06-30
GFSB BANCORP INC
filed 2002-09-27
CIK 942129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2002, OR

[_]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from            to         .
                                                         ----------    --------
Commission File Number:  0-25854

                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                04-2095007
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

221 West Aztec Avenue, Gallup, New Mexico                        87301
-----------------------------------------                        -----
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:              (505) 722-4361
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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.  $13,894,399
                                                                    ----------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on the Nasdaq Smallcap Market at September 16, 2002, was $8.5 million.

         As of September 16, 2002, there were issued and outstanding 1,150,106 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure format (check one):

Yes               No    X
     -----            -----
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for Fiscal Year ended June 30, 2002. (Part II)
2. Portions of Proxy Statement for the 2002 Annual Meeting of Stockholders. (Part III)

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

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Registrant's market area of Gallup and Farmington, New Mexico and the surrounding communities of McKinley and San Juan Counties, New Mexico. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         The following table sets forth the composition of the Registrant's loan portfolio in dollar amounts, percentages of the respective portfolios, and types of security, at the dates indicated.

                                                                              At June 30,
                            -------------------------------------------------------------------------------------------------------
                                     2002                  2001                  2000                1999                1998
                            -------------------     -----------------    -----------------   -----------------   ------------------
                                $           %          $          %          $         %         $         %         $         %
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   -------
                                                                       (Dollars in Thousands)
Type of Loans:
  Mortgage loans:
    Residential...........  $ 89,804(1)   61.42%  $ 81,662(1)   60.44%   $ 78,920    69.08%  $ 72,290    70.85%  $ 55,297    67.80%
    Commercial real
      estate..............    21,726      14.86       23,085    17.09      18,376    16.09     17,199    16.86     14,750    18.08
  Construction:
    Residential...........     2,623       1.79          830      .62         581      .51        828      .81      1,125     1.38
    Commercial............     4,715       3.23        5,397     3.99       3,787     3.31      2,733     2.68      1,848     2.27
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   ------
                             118,868      81.30      110,974    82.14     101,664    88.99     93,050    91.20     73,020    89.53
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   ------
  Commercial business.....    21,824      14.93       18,042    13.35       6,853     6.00      4,460     4.36      4,748     5.82
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   ------
  Consumer:
    Savings account ......     1,452        .99        1,228      .91       1,083      .95      1,067     1.05        955     1.17
    Automobile and
      other...............     4,061       2.78        4,867     3.60       4,642     4.06      3,459     3.39      2,839     3.48
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   ------
                               5,513       3.77        6,095     4.51       5,725     5.01      4,526     4.44      3,794     4.65
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   ------
  Total loans.............  $146,205     100.00%    $135,111   100.00%   $114,242   100.00%  $102,036   100.00%   $81,562   100.00%
                            ========     ======     ========   ======    ========   ======   ========   ======    =======   ======

Less:
  Loan participations
    sold..................    (4,706)                 (3,156)              (3,308)             (2,938)             (3,065)
  Loans in process                --                      --                   --              (1,443)             (1,755)
  Deferred loan
    origination
    fees and costs........      (767)                   (699)                (645)               (647)               (519)
  Allowance for loan
    losses................      (984)                   (825)                (512)               (443)               (386)
                            --------                --------             --------            --------            --------
Total loans, net..........  $139,748                $130,431             $109,777            $ 96,565            $ 75,837
                            ========                ========             ========            ========            ========

Type of Security:
 Mortgage loans:
    One-to-four-family....  $ 87,661      59.96%    $ 83,251    61.62%   $ 78,790    68.97%  $ 72,174    70.73%  $ 56,422    69.18%
    Commercial real
      estate..............    28,662      19.60       26,546    19.65      22,135    19.38     19,844    19.45     15,717    19.27
    Multi-family..........     2,437       1.67          991      .73         711      .62        944      .93        908     1.11
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   ------
                             118,760      81.23      110,788    82.00     101,636    88.97     92,962    91.11     73,047    89.56
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   ------

  Commercial business ....    21,928      15.00       18,228    13.49       6,881     6.02      4,548     4.45      4,722     5.79
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   ------
  Consumer:
    Savings accounts......     1,453        .99        1,188      .88       1,083      .95      1,067     1.05        954     1.17
    Automobile and other..     4,064       2.78        4,907     3.63       4,642     4.06      3,459     3.39      2,839     3.48
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   ------
                               5,517       3.77        6,095     4.51       5,725     5.01      4,526     4.44      3,793     4.05
                            --------     ------     --------   ------    --------   ------   --------   ------   --------   ------
Total.....................  $146,205     100.00%    $135,111   100.00%   $114,242   100.00%  $102,036   100.00%  $ 81,562   100.00%
                            ========     ======     ========   ======    ========   ======   ========   ======   ========   ======

(1) Included in this category are loans classified as held for sale of $297,000 and $980,000, respectively. Such loans constitute one-to-four family mortgage loans.

Loan Maturity Tables

         The  following   table  sets  forth  the  estimated   maturity  of  the
Registrant's loan portfolio at June 30, 2002. The table does not include prepayments or scheduled principal repayments. Prepayments or scheduled principal repayments totaled $35.7 million for the year ended June 30, 2002. All mortgage loans are shown as maturing based on contractual maturities.

                                                Due           Due after
                                               within         1 through       Due after
                                               1 year          5 years         5 years        Total
                                               ------          -------         -------        -----
                                                                  (In Thousands)

One-to-four-family........................... $   118          $ 3,280        $ 81,655        $ 85,053
Multi-family and commercial real estate......   4,939           11,892           9,538          26,369
Construction.................................   1,216            3,183           2,939           7,338
Commercial business..........................   8,528            8,969           4,431          21,928
Consumer.....................................   1,296            2,198           2,023           5,517
                                              -------          -------        --------        --------
Total........................................ $16,097          $29,522        $100,586        $146,205
                                              =======          =======        ========        ========

         The following table sets forth as of June 30, 2002 the dollar amount of all loans due after June 30, 2003, which have fixed rates of interest and floating or adjustable interest rates.

                                                          Floating or
                                               Fixed       Adjustable
                                               Rates         Rates       Total
                                               -----         -----       -----
                                                      (In Thousands)


One-to-four-family........................   $  83,842     $  1,093    $ 84,935
Multi-family and commercial real estate...      12,981        8,449      21,430
Construction..............................       3,111        3,011       6,122
Commercial business.......................       4,520        8,880      13,400
Consumer..................................       2,221        2,000       4,221
                                              --------      -------    --------
Total.....................................    $106,675      $23,433    $130,108
                                              ========      =======    ========

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

         The Registrant primarily originates fixed-rate mortgage loans that have maturities of up to 15 years. In addition, the Registrant originates loans with terms over 15 years for sale in the secondary market. Generally, the Registrant's underwriting guidelines conform to Federal Home Loan Mortgage Corporation ("FreddieMac") and Federal National Mortgage Association ("FannieMae") guidelines. At June 30, 2002, fixed rate loans held-for-sale totalled approximately $297,000.

         For all adjustable-rate mortgage loans, the Registrant requires the borrower to qualify at the initial index interest rate. The adjustable-rate mortgage loans provide for annual interest rate adjustments based upon the one-year treasury rate with a maximum annual adjustment of not more than 2% over the initial rate of interest. Adjustable-rate mortgage loans reprice every year and provide for terms of up to 30 years with most loans having terms of 15 or 30 years.

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

         Loan Approval Authority and Underwriting. The loan approval process is segmented by the type and size of loan. All loans secured by deposit accounts as well as small real estate, commercial and consumer loans may be approved by certain loan officers within designated limits. Members of senior management have varying individual levels of authority to approve loans up to a maximum of $100,000 for unsecured loans and $350,000 for secured loans. The Management Loan Committee, consisting of all senior management and one non-employee Director, may approve loans in excess of individual officer limits up to a maximum of $1,000,000. The Board of Directors approves loans over $1,000,000 and also reviews all loans that have been approved by officers or committees.

         The Registrant uses board approved independent fee appraisers on most real estate loans. It is the Registrant's policy to obtain title insurance on all properties securing real estate loans and to obtain insurance coverage appropriate to the collateral on secured loans.

         Loan Commitments. At June 30, 2002, the Registrant had $2.4 million of outstanding commitments to originate new loans at market interest rates and $2.0 million in undisbursed funds related to construction loans.

Non-Performing and Problem Assets

         Loan Delinquencies. The Registrant's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days past due, the customer will receive a telephone call within ten days. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 120 days or more and no repayment plan is in effect, the Bank typically initiates foreclosure proceedings. For consumer loans, a notice is generated when the loan is ten days past due. Further collection efforts generally commence for consumer loans by the time a payment is delinquent 20 days. Collection procedures for other non-mortgage loans generally begin after a loan is one day delinquent. Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has $150,000 in loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans totalled $6,956 for the year ended June 30, 2002.

                                                                                      At June 30,
                                                                  ------------------------------------------------
                                                                     2002      2001      2000      1999      1998
                                                                     ----      ----      ----      ----      ----
                                                                                    (In Thousands)
Loans accounted for on a non-accrual basis:

Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................   $   70    $  398    $  542    $   78    $  705
  All other mortgage loans .....................................        6        48        83        75        --
Non-mortgage loans:
  Commercial ...................................................      164        64        16        --        --
  Consumer .....................................................        6        99        78        66         2
                                                                   ------    ------    ------    ------    ------
      Total ....................................................   $  246    $  609    $  719    $  219    $  707
                                                                   ------    ------    ------    ------    ------

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................   $  621    $   --    $   --    $   --    $   --

  All other mortgage loans .....................................      108        --        --        --        --
  Commercial ...................................................       20        --    $   --    $   --    $   --
  Consumer .....................................................       67        --    $   --    $   --    $   --
                                                                   ------    ------    ------    ------    ------
      Total ....................................................   $  816    $   --    $   --    $   --    $   --
                                                                   ======    ======    ======    ======    ======

Total non-accrual and accrual loans ............................   $1,062    $  609    $  719    $  219    $  707
Real estate owned ..............................................      143        --        38       150       159
Other repossessed ..............................................        7        --        --        --        --
                                                                   ------    ------    ------    ------    ------
Total non-performing assets ....................................   $1,212    $  609    $  757    $  369    $  866
                                                                   ======    ======    ======    ======    ======

Total non-accrual and accrual loans to net loans ...............      .76%      .47%      .66%      .23%     1.14%
Total non-accrual and accrual loans to total assets ............      .51%      .31%      .41%      .15%      .70%
Total non-performing assets to total assets ....................      .59%      .31%      .43%      .24%      .70%

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

         At June 30, 2002, there were no loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms.

         The following table sets forth the Registrant's classified assets in accordance with its classification system at June 30, 2002 (in thousands):



       Special mention.........................            $5,952
       Substandard.............................             2,157
       Doubtful ...............................                57
       Loss ...................................                 9
                                                           ------
       Total...................................            $8,175
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

         The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated.


                                                                          At June 30,
                                              -----------------------------------------------------------------
                                                 2002          2001          2000          1999          1998
                                              ---------     ---------     ---------     ---------     ---------
                                                                   (Dollars in Thousands)

Total loans outstanding, net ..............   $ 139,748     $ 130,431     $ 109,777     $  96,565     $  75,837
                                              =========     =========     =========     =========     =========
Average loans outstanding .................   $ 132,771     $ 121,237     $ 103,252     $  88,355     $  63,930
                                              =========     =========     =========     =========     =========


Allowance balances (at beginning of period)   $     825     $     512     $     443     $     387     $     339
Provision:
  Residential .............................          48            58            57            14            68
  Consumer and commercial business ........         177           287           148           124            (5)
                                              ---------     ---------     ---------     ---------     ---------
                                                    225           345           648           525           402
                                              ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Residential .............................         (11)           --          (113)          (64)           --
  Consumer and commercial business ........         (81)          (32)          (25)          (18)          (19)
Recoveries:
  Residential .............................          --            --            --            --            --
  Consumer and commercial business ........          26            --             2            --             4
                                              ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries ..............         (66)          (32)         (136)          (82)          (15)
                                              ---------     ---------     ---------     ---------     ---------

Allowance balance (at end of period) ......   $     984     $     825     $     512     $     443     $     387
                                              =========     =========     =========     =========     =========

Allowance for loan losses as a percent
  of total loans outstanding, net .........         .70%          .63%          .47%          .46%          .51%
                                              =========     =========     =========     =========     =========


Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                                    At June 30,
                  ------------------------------------------------------------------------------------------------------------------
                          2002                    2001                 2000                     1999                    1998
                  ---------------------    --------------------   --------------------     --------------------   ------------------
                            Percent of              Percent of             Percent of               Percent of            Percent of
                             Loans in                Loans in               Loans in                 Loans in             Loans in
                               Each                    Each                   Each                    Each                  Each
                            Category to             Category to            Category to              Category to          Category to
                  Amount    Total Loans    Amount   Total Loans   Amount   Total Loans     Amount   Total Loans   Amount Total Loans
                  ------    -----------    ------   -----------   ------   -----------     ------   -----------   ------ -----------
Residential
  real estate..... $ 307       61.42%      $  275        60.44%    $217       69.08%       $273        70.85%      $214     67.80%
Commercial
  real estate.....   163       14.86          156        17.09      131       16.09          70        16.86        109     18.08
Construction,
  consumer and
  commercial
  business.......    514       23.72          394        22.47      164       14.83         100        12.29         64     14.12
                   -----      ------       ------       ------     ----      ------        ----       ------       ----    ------
  Total..........  $ 984      100.00%      $  825       100.00%    $512      100.00%       $443       100.00%      $387    100.00%
                   =====      ======       ======       ======     ====      ======        ====       ======       ====    ======

Investment Activities

         The Registrant is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and ability to hold-to-maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available-for-sale.

         Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require the Registrant to categorize securities as "held-to-maturity," "available-for-sale" or "trading." As of June 30, 2002, Registrant had securities (including mortgage-backed securities) classified as "held-to-maturity" and "available-for-sale" in the amount of $1,405,403 and $51,263,700, respectively, and had no securities classified as "trading." Securities classified as "available-for-sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available-for-sale do not affect the Company's income. In addition, changes in the market value of securities available-for-sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At June 30, 2002, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds, (viii) mortgage derivative securities, (ix) private-label mortgage pass-thru securities and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Registrant's lending activities, the Registrant has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the FreddieMac, Government National Mortgage Association ("GinnieMae"), and FannieMae.

         Mortgage-backed securities typically are issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed rate or adjustable rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Expected maturities will differ from contractual maturities due to scheduled repayments and because borrowers may have the right to call or prepay obligations with or without prepayment penalties. Mortgage-backed securities issued by FreddieMac, GinnieMae, and FannieMae make up a majority of the pass-through certificates market.

         The Registrant also invests in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by FreddieMac, GinnieMae, and FannieMae, as well as private issuers. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

         Investment Portfolio. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.


                                                           At June 30,
                                                  ---------------------------
                                                    2002      2001     2000
                                                  -------   -------   -------
                                                        (In Thousands)
Securities held-to-maturity:
  Tax-exempt securities .......................   $   410   $   955   $   695
  Corporate debt securities ...................       995       991       986
                                                  -------   -------   -------
    Total securities held-to-maturity .........     1,405     1,946     1,681
                                                  -------   -------   -------

Securities available-for-sale:
  Mutual funds ................................     2,828     2,717     2,552
  US agency securities ........................     2,771     1,237     4,582
  FreddieMac stock ............................     1,346     1,539         8
  FannieMae/SLMA preferred ....................     1,500     2,509     1,513
  SLMA asset-backed note ......................     1,980     1,980     1,992
  Tax-exempt securities .......................     5,610     5,119     4,695
  Taxable securities ..........................        --        --       330
  Collateralized mortgage obligations .........     7,939     6,703     9,068
  Mortgage-backed securities ..................    27,290    32,377    29,432
                                                  -------   -------   -------
    Total securities available-for-sale .......    51,264    54,181    54,172
                                                  -------   -------   -------
Total investment and mortgage-backed securities   $52,669   $56,127   $55,853
                                                  =======   =======   =======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 2002. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                        At June 30, 2002
                                 ---------------------------------------------------------------------------------------------------
                                    Less than           1 to                Over 5 to             Over 10             Total
                                     1 year             5 years             10 years               years            Securities
                                 ----------------  ------------------  ------------------- ---------------- ------------------------
                                 Carrying Average  Carrying   Average  Carrying    Average Carrying Average Carrying          Market
                                  Value    Yield    Value      Yield     Value      Yield    Value   Yield   Value    Yield   Value
                                  -----    -----    -----      -----     -----      -----    -----   -----   -----    -----   -----

                                                                       (Dollars in Thousands)
Securities held-to-maturity:
  Tax-exempt securities (1) .... $    --      --%   $  145      4.25%  $    --        --% $   265    8.75% $   410    7.16% $   420
  Corporate debt securities ....     995    2.64        --        --        --        --       --      --      995    2.64      995
                                 -------           -------             -------            -------          -------          -------
      Total securities
        held-to-maturity .......     995    2.64       145      4.25        --        --      265    8.75    1,405    3.96    1,415
                                 -------           -------             -------            -------          -------          -------

Securities available-for-sale:
  Mutual funds .................   2,828    3.15        --        --        --        --       --      --    2,828    3.15    2,828
  US Agency securities .........   1,223    6.96     1,548      4.74        --        --       --      --    2,771    5.73    2,771
  FreddieMac stock (2) .........      --      --        --        --        --        --    1,346    1.31    1,346    1.31    1,346

  FannieMae/SLMA preferred .....      --      --        --        --        --        --    1,500    3.54    1,500    3.45    1,500
  SLMA asset-backed securities .      --      --        --        --        --        --    1,980    2.53    1,980    2.53    1,980
  Tax-exempt securities (1) ....      85    6.00       371      4.69       313      4.20    4,841    6.41    5,610    6.17    5,610
  Taxable securities ...........      --      --        --        --        --        --       --      --       --      --       --
  Collateralized mortgage
       obligations securities ..   1,395    5.90       501      6.47     5,038      3.46    1,005    2.79    7,939    3.98    7,939
   Mortgage-backed securities ..   2,329    4.67    18,555      5.24     6,102      5.18      304    4.91   27,290    5.17   27,290
                                 -------           -------             -------            -------          -------          -------
      Total securities
        available-for-sale......   7,860    4.70    20,975      5.22    11,453      4.39   10,976    4.70   51,264    4.84   51,264
                                 -------           -------             -------            -------          -------          -------
Total investment and
   mortgage-backed securities .. $ 8,855    4.47%  $21,120      5.21%  $11,453      4.39% $11,241    4.81% $52,669    4.82% $52,679
                                 =======    ====   =======      ====   =======      ====  =======    ====  =======    ====  =======

---------------------
(1) Average yield is computed on a book value basis rather than a tax equivalent basis.
(2)  Average yield is computed on a redemption value basis.

Sources of Funds

         General. Deposits are a major external source of the Registrant's funds for lending and other investment purposes. The Registrant derives funds from amortization and prepayment of loans and, to a lesser extent, maturities of investment securities, borrowings, amortization and prepayments of mortgage-backed securities, and operations. Scheduled loans and mortgage-backed securities principal repayments are a relatively stable source of funds, while deposit inflows and outflows, and loans and mortgage-backed securities prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2002, the Registrant had $5,000,000 in brokered accounts.

         Time Deposits. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2002.


                       Maturity Period                   Time Deposits
                       ---------------                   -------------
                                                         (In Thousands)

Within three months............................              $ 5,757
More than three through six months.............                8,467
More than six through nine months..............                9,771
Over nine months...............................               12,950
                                                             -------
         Total.................................              $36,945
                                                             =======

         Borrowings

         The Registrant may obtain advances from the FHLB of Dallas (the "FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Registrant's stock in the FHLB, a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2002, borrowings with the FHLB totaled $76,386,455 of which $30,820,362 were short-term. The following table sets forth the maximum month end balances and the average balance of FHLB advances for the periods indicated.

                                                             June 30,
                                                    ----------------------------
                                                      2002      2001      2000
                                                      ----      ----      ----
                                                          (In Thousands)

Maximum amount of short-term
borrowings outstanding at any month end:
      Advances from FHLB.........................   $34,727   $69,095    $57,239

Approximate average short-term
borrowings outstanding with respect to:
      Advances from FHLB.........................   $30,072   $54,559    $37,134

      Approximate weighted average rate paid on:
      Advances from FHLB.........................     4.32%     5.17%      5.98%

Personnel

         As of June 30, 2002, the Registrant employed 51 employees with 49 working full-time. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

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

         As a unitary savings and loan holding company, the Company generally is not subject to any restrictions on its business activities. While the Gramm-Leach-Bliley Act (the "GLB Act") terminated the "unitary thrift holding company" exemption from activity restrictions on a prospective basis, the Company enjoys grandfathered status under this provision of the GLB Act because it acquired the Bank prior to May 4, 1999. As a result, the Company's freedom from activity restrictions as a unitary savings and loan holding company was not affected by the GLB Act. However, if the Company were to acquire control of an additional savings association, its business activities would be subject to restriction under the Home Owners' Loan Act. Furthermore, if the Company were in the future to sell control of the Bank to any other company, such company would not succeed to the Company's grandfathered status under the GLB Act and would be subject to the same activity restrictions. The continuation of the Company's exemption from restrictions on business activities as a unitary savings and loan holding company is also subject to the Company's continued compliance with the Qualified Thrift Lender ("QTL") test. See "- Regulation of the Bank - Qualified Thrift Lender Test."

Regulation of the Bank

         General. Set forth below is a brief description of certain laws that relate to the regulation of the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC") Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that are found in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the risk-based system established by the FDIC for setting deposit insurance premiums, the 2002 insurance assessment rates for SAIF-member institutions range from 0% to .27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. The Bank currently qualifies for the lowest assessment rate under the risk- based assessment system and, accordingly, did not pay any deposit insurance assessments during the past fiscal year.

         In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. For calendar 2001, the average annual assessment rate was .0190% of insured deposits and, for 2002, the average annual assessment rate will be approximately .0175% of insured deposits.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2002, the Registrant's lending limit for loans to one borrower was approximately $2,241,064 and the Registrant had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2002, the Bank was in compliance with its regulatory capital requirements.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets, except for certain mortgage servicing rights, and less certain investments. Core, or Tier 1, capital is defined as common stockholders' equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

         The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital of 8% of risk-weighted assets. Risk-based capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on equity securities. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2002, the Bank was classified as "well capitalized."

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings association, such as the Bank, that is a subsidiary of a savings and loan holding company must file an application or a notice with the OTS at least 30 days before making a capital distribution.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FHLMC and the FNMA, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2002, the Bank was in compliance with its QTL requirement, with 84.40% of its assets invested in Qualified Thrift Investments.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At June 30, 2002, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2002, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property.
-------  ------------------------

         The Registrant owns its main office and branch office located at 221 West Aztec Avenue, Gallup, New Mexico and 1501 San Juan Boulevard, Farmington, New Mexico, respectively. The Registrant also leases additional office space across the street from its main office. The lease expires December 31, 2007 and the Registrant has an option, upon notification of the lessor by August 1, 2007, to purchase the building for $275,000 or to extend the lease for an additional 10 years.

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

         (c) Description of Real Estate and Operating Data. Not Applicable.

Item 3.  Legal Proceedings
-------  -----------------

         Neither the Company nor the Bank are engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings in the ordinary course of business wherein it enforces its security interest in mortgage loans made by it.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2002 (the "Annual Report") is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 7.  Financial Statements
-------  --------------------

         The Company's consolidated financial statements listed under Item 13 herein are incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------  ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
------- ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act.
        ---------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2002 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

Item 10.  Executive Compensation
--------  ----------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

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

(d)      Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth  below is  information  as of June 30,  2002 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.


                                                   EQUITY COMPENSATION PLAN INFORMATION

                                                          (a)                      (b)                         (c)
                                                                                                       Number of securities
                                                  Number of securities       Weighted-average        remaining available for
                                                   to be issued upon        exercise price of         future issuance under
                                                      exercise of              outstanding          equity compensation plans
                                                  outstanding options,      options, warrants         (excluding securities
                                                  warrants and rights          and rights           reflected in column (a))
                                                  -------------------          ----------           ------------------------
Equity compensation plans approved by
    shareholder:

    1995 Stock Option Plan.............                  92,523                 $ 8.48                         59,680

    Management Stock
         Bonus Plan....................                  13,445                   0.00                         18,325

    2000 Stock Option Plan.............                       0                    N/A                         58,500

Equity compensation plans not approved by shareholders:

    Directors Stock

        Compensation Plan(1)...........                  11,946                  11.00                              0
                                                        -------                -------                        -------

     TOTAL............................                  117,914                $  7.72                        136,505
                                                        =======                =======                        =======

----------------
(1)      Plan approved by the Company's board of directors on March 22, 2000.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The information required by this item is incorporated herein by reference to the Proxy Statement contained under the section captioned "Certain Relationships and Related Transactions."

Item 13.  Exhibits, List, and Reports on Form 8-K
--------  ----------------------------------------

(a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated statements of financial condition of GFSB Bancorp, Inc. and Subsidiary as of June 30, 2002 and 2001 and the related consolidated statements of earnings and comprehensive earnings, changes in stockholders' equity and cash flows for each of the two years ended June 30, 2002, together with the related notes and the independent auditors' report of Neff + Ricci LLP, independent certified public accountants.

         2. Schedules omitted as they are not applicable.

         The following exhibits are included in this Report or are incorporated herein by reference.

         3.       (a)      List of Exhibits

                  3.1      Certificate of Incorporation of GFSB Bancorp, Inc.*
                  3.2      Bylaws of GFSB Bancorp, Inc.*
                  10.1     1995 Stock Option Plan**
                  10.2     Management Stock Bonus Plan**
                  10.3     Form of Directors Deferred Compensation Agreement between the Bank and
                           Directors***
                  10.4     Form of Directors Stock Compensation Plan between the Company and Directors of the Company***
                  10.5     2000 Stock Option Plan****
                  13       Portions of the 2002 Annual Report to Stockholders
                  21       Subsidiaries of the Registrant (See "Item 1 - Description of Business")
                  23       Consent of Neff + Ricci LLP
                  99       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

______________
* Incorporated herein by reference to exhibits 3(i)(Certificate of Incorporation) and 3(ii)(Bylaws) to the Registration Statement on Form S-1 of the Registrant (File No. 33-90400) initially filed with the Commission on March 17, 1995.
** Incorporated by reference to the identically numbered exhibits of the Annual Report on Form 10- KSB for the fiscal year ended June 30, 1997 (File No. 0-25854) filed with the SEC.
*** Incorporated by reference to the identically numbered exhibits of the Quarterly Report on Form 10- QSB for the quarter ended March 31, 2001 filed with the SEC.
**** Incorporated by reference to the Proxy Statement for the Annual Meeting of Stockholders on October 27, 2000 and filed with the SEC on September 25, 2000.

(b)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 27, 2002.

                                            GFSB BANCORP, INC.


                                            By: /s/James Nechero, Jr.
                                                --------------------------------
                                                James Nechero, Jr.
                                                President
                                                (Duly Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of September 27, 2002.


/s/Dr. Wallace R. Phillips          /s/James Nechero, Jr.
--------------------------          --------------------------------------------
Dr. Wallace R. Phillips             James Nechero, Jr.
Chairman of the Board               President and Director
                                    (Principal Executive Officer)

/s/Vernon I. Hamilton               /s/Jerry R. Spurlin
--------------------------          --------------------------------------------
Vernon I. Hamilton                  Jerry R. Spurlin
Director                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


/s/Charles L. Parker, Jr.           /s/Michael P. Mataya
--------------------------          --------------------------------------------
Charles L. Parker, Jr.              Michael P. Mataya
Director                            Treasurer and Director


/s/Richard C. Kauzlaric             /s George S. Perce
--------------------------          --------------------------------------------
Richard C. Kauzlaric                George S. Perce
Director                            Secretary and Director