Form 10KSB/A
period 2002-06-30
GFSB BANCORP INC
filed 2002-10-15
CIK 942129

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended   June 30, 2002
                               -----------------

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  For the transition period from           to         .
                                                          ---------    --------
Commission File Number:  0-25854

                               GFSB BANCORP, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                04-2095007
---------------------------------------------   --------------------------------
(State or Other Jurisdiction of Incorporation        (I.R.S. Employer
or Organization)                                    Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                 87301
------------------------------------------            ------------
(Address of Principal Executive Offices)               (Zip Code)

Issuer's Telephone Number, Including Area Code:       (505) 722-4361
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

         State issuer's revenues for its most recent fiscal year.  $13,894,399
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

         This Amendment No. 1 on Form 10-KSB/A amends the annual report on Form 10-KSB for the fiscal year ended June 30, 2002, as filed on September 27, 2002, to include the 302 Certifications from the principal executive officer and principal financial officer.

                            SECTION 302 CERTIFICATION


     I, James Nechero, Jr., President, certify that:

1. I have reviewed the annual report on Form 10-KSB of GFSB Bancorp, Inc. filed on September 27, 2002 ("this annual report");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002                   /s/James Nechero, Jr.
                                         ---------------------------------------
                                         James Nechero, Jr.
                                         President

                            SECTION 302 CERTIFICATION


     I, Jerry R. Spurlin, Chief Financial Officer, certify that:

1. I have reviewed the annual report on Form 10-KSB of GFSB Bancorp, Inc. filed on September 27, 2002 ("this annual report");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 15, 2002                  /s/Jerry R. Spurlin
                                        ----------------------------------------
                                        Jerry R. Spurlin
                                        Chief Financial Officer