Form 10QSB
period 2002-09-30
GFSB BANCORP INC
filed 2002-11-13
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    --------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                         04-2095007
-------------------------------                              -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)



221 West Aztec Avenue, Gallup, New Mexico                          87301
-----------------------------------------                        ----------
(Address of Principal Executive Offices)                         (Zip Code)


Issuer's Telephone Number, Including Area Code:              (505) 722-4361
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


As of October 31, 2002, there were issued and outstanding 1,150,106 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                      Index

                                                                                   Page No.
                                                                                   --------
                          PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements:

        Condensed Consolidated Statements of Financial Condition
            September 30, 2002 and June 30, 2002                                      3

        Condensed Consolidated Statements of Earnings and Comprehensive Earnings
            Three months ended September 30, 2002 and September 30, 2001              4

        Condensed Consolidated Statements of Cash Flows
            Three months ended September 30, 2002 and September 30, 2001              6

        Notes to Condensed Consolidated Financial Statements                          8

Item 2. Management's Discussion and Analysis or Plan of Operation                     9

Item 3. Controls and Procedures                                                       9

                        PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                             14

        Signatures                                                                   15


                               GFSB Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                         September 30,       June 30,
                                                              2002             2002
                                                         -------------    -------------
                                     ASSETS

Cash and due from banks                                  $   4,798,839    $   4,825,439
Interest-bearing deposits with banks                         1,471,461          826,052
Available-for-sale investment securities                    22,348,193       23,973,426
Available-for-sale mortgage-backed securities               28,090,985       27,290,274
Held-to-maturity investment securities                       1,406,629        1,405,403
Stock of Federal Home Loan Bank, at cost, restricted         4,250,300        4,218,500
Loans receivable, net, substantially pledged               140,304,333      139,748,188
Accrued interest and dividends receivable                    1,042,870        1,073,201
Premises and equipment                                       2,456,835        2,511,173
Other real estate and repossessed property                     150,642          150,642
Prepaid and other assets                                       159,913          122,771
                                                         -------------    -------------

        TOTAL ASSETS                                     $ 206,481,000      206,145,069
                                                         =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                             $  22,141,212    $  20,417,085
Savings and MMDA deposits                                   18,712,552       17,305,540
Time deposits                                               73,199,980       72,626,849
Advances from Federal Home Loan Bank                        71,713,456       76,386,455
Repurchase agreements                                        1,610,174        1,234,857
Accrued interest payable                                       476,353          448,955
Advances from borrowers for taxes and insurance                593,572          416,575
Accounts payable and accrued liabilities                       252,998          245,409
Deferred income taxes                                          578,346          568,728
Dividends declared and payable                                 110,506          110,506
Income taxes payable                                           243,336            1,168
                                                         -------------    -------------

        TOTAL LIABILITIES                                  189,632,485      189,762,127
                                                         -------------    -------------


COMMITMENTS AND CONTINGENCIES                                        -                -


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                        -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,150,106 issued and outstanding
  at September 30, 2002 and June 30, 2002                      115,011          115,011
Additional paid-in-capital                                   2,790,894        2,761,251
Unearned ESOP stock                                           (191,766)        (207,926)
Retained earnings, substantially
  restricted                                                12,821,457       12,420,358
Accumulated other comprehensive
earnings                                                     1,312,919        1,294,248
                                                         -------------    -------------

        TOTAL STOCKHOLDERS' EQUITY                          16,848,515       16,382,942
                                                         -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 206,481,000    $ 206,145,069
                                                         =============    =============

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS


                                                                              Three months ended
                                                                                September 30,
                                                                           -----------------------
                                                                              2002         2001
                                                                           -----------  ----------
                                                                           (Unaudited)  (Unaudited)
Interest income
             Loans receivable
                                Mortgage loans                             $2,135,694   $2,144,160
                                Commercial loans                              331,480      353,267
                                Share and consumer loans                      108,963      125,834
             Investment and mortgage-backed securities                        638,059      793,370
             Other interest-earning assets                                     32,805       45,000
                                                                           ----------   ----------
                                TOTAL INTEREST EARNINGS                     3,247,001    3,461,631

Interest expense
             Deposits                                                         794,345    1,213,486
             Advances from Federal Home Loan Bank                             804,994      877,910
             Repurchase agreements                                              2,142        8,502
                                                                           ----------   ----------

                                TOTAL INTEREST EXPENSE                      1,601,481    2,099,898
                                                                           ----------   ----------

                                NET INTEREST EARNINGS                       1,645,520    1,361,733

Provision for loan losses                                                      25,000       50,007
                                                                           ----------   ----------

                                NET INTEREST EARNINGS AFTER
                                  PROVISION FOR LOAN LOSSES                 1,620,520    1,311,726
                                                                           ----------   ----------
Non-interest earnings
             Income from real estate operations                                 2,200            -
             Miscellaneous income                                              12,165       12,587
             Net gains from sales of loans                                     15,206       10,125
             Service charge income                                             98,779       70,006
                                                                           ----------   ----------

                                TOTAL NON-INTEREST EARNINGS                   128,350       92,718
                                                                           ----------   ----------
Non-interest expense
             Compensation and benefits                                        538,306      419,505
             FDIC insurance                                                     4,329        4,760
             Insurance                                                         12,288        8,787
             Stock services                                                     3,944        2,613
             Occupancy                                                        136,040      101,712
             Data processing                                                   68,072       92,417
             Professional fees                                                 33,648       46,880
             Advertising                                                       35,713       20,833
             Stationary, printing and office supplies                          44,828       29,345
             ATM expense                                                       15,357       12,297
             Supervisory exam fees                                             13,900       15,558
             Postage                                                           12,319       16,577
             Other                                                             77,055       68,592
                                                                           ----------   ----------
                                TOTAL NON-INTEREST EXPENSE                    995,799      839,876
                                                                           ----------   ----------

                                        4

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                   Three months ended   Three months ended
                                                                     September 30,       September 30,
                                                                 -----------------------------------------
                                                                      2002                   2001
                                                                 -----------------------------------------
                                                                      (Unaudited)            (Unaudited)

                                EARNINGS BEFORE INCOME TAXES             753,071                564,568

Income tax expense
             Currently payable                                           241,468                173,688
             Deferred provision                                                -                      -
                                                                 ----------------       ----------------
                                                                         241,468                173,688
                                                                 ----------------       ----------------

                                NET EARNINGS                     $       511,603        $       390,880
                                                                 ================       ================



Other Comprehensive Earnings
             Unrealized gain, net of tax                                  18,671                149,823
                                                                 ----------------       ----------------
                                COMPREHENSIVE EARNINGS                   530,274                540,703
                                                                 ================       ================

Earnings per common share
             Basic                                               $          0.46                   0.36
                                                                 ================       ================
Weighted average number of common shares outstanding
             Basic                                                     1,112,130              1,100,443
                                                                 ================       ================
Earnings per common share
             Diluted                                                        0.44                   0.34
                                                                 ================       ================
Weighted average number of common shares outstanding
             Diluted                                                   1,156,063              1,140,381
                                                                 ================       ================

Comprehensive earnings per common share
             Basic                                                          0.48                   0.49
                                                                 ================       ================

             Diluted                                                        0.46                   0.47
                                                                 ================       ================

Dividends per share                                                         0.10                   0.09
                                                                 ================       ================

See notes to condensed consolidated financial statements.

                                              GFSB Bancorp, Inc.

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Increase (decrease) in cash and cash equivalents


                                                                     Three months ended
                                                                        September 30,
                                                                 --------------------------
                                                                     2002           2001
                                                                 -----------    -----------
                                                                  (Unaudited)    (Unaudited)
Cash flows from operating activities
           Net earnings                                          $   511,603    $   390,880
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                  (55,277)       (62,524)
                     Gain on sale of loans                           (15,206)       (10,125)
                     Provision for loan losses                        25,000         50,007
                     Depreciation of premises and equipment           71,665         52,877
                     Amortization of investment and mortgage-
                       backed securities premiums                    (11,094)        62,675
                     Stock dividends on FHLB stock                   (31,800)       (33,500)
                     Release of ESOP stock                            45,803         37,653
                     Stock compensation                                7,687          4,162


           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable        30,331        (42,200)
                     Prepaid and other assets                        (37,142)      (143,095)
                     Accrued interest payable                         27,398         (8,589)
                     Accounts payable and accrued liabilities            (98)        21,869
                     Repurchase agreements                           375,317         85,948
                     Income taxes payable                            242,168       (195,854)
                                                                 -----------    -----------

                               Net cash provided by
                               operating activities                1,186,355        210,184
                                                                 -----------    -----------

Cash flows from investing activities
           Purchase of premises and equipment                        (17,327)       (63,437)
           Loan originations and principal
             repayment on loans, net                                (510,662)     1,417,193
           Principal payments on mortgage-backed
             securities                                            2,291,281      2,877,594
           Purchases of mortgage-backed securities                (3,141,114)             -
           Purchases of available-for-sale securities                (22,358)    (3,992,187)
           Maturities and proceeds from sale of
             available-for-sale securities                            85,000        200,000
           Principal payments on available-for-sale securities     1,649,872        713,433
           Purchase of FHLB stock                                          -           (800)
                                                                 -----------    -----------
                               Net cash provided by
                               investing activities                  334,692      1,151,796
                                                                 -----------    -----------

                                       GFSB Bancorp, Inc.

                        Increase (decrease) in cash and cash equivalents

                                                                       Three months ended  Three months ended
                                                                         September 30,        September 30,
                                                                      -----------------------------------------
                                                                           2002                   2001
                                                                      ---------------      --------------------
                                                                          (Unaudited)               (Unaudited)
Cash flows from financing activities
           Net decrease in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                                  $    3,704,270        $          909,708
           Net increase in mortgage escrow funds                             176,997                   178,531
           Proceeds from FHLB advances                                    91,986,387               165,567,462
           Repayments on FHLB advances                                   (96,659,386)             (167,972,255)
           Dividends paid or to be paid in cash                             (110,506)                 (103,510)
           Price paid for vested management bonus
              stock plan stock                                                     -                     5,550
                                                                      ---------------      --------------------
                               Net cash used by
                               financing activities                         (902,238)               (1,414,514)
                                                                      ---------------      --------------------
           Increase (decrease) in cash and cash equivalents                  618,809                   (52,534)

           Cash and cash equivalents at beginning of period                5,651,491                 4,262,254
                                                                      ---------------      --------------------

           Cash and cash equivalents at end of period                 $    6,270,300                 4,209,720
                                                                      ===============      ====================

Supplemental disclosures of cash flow information
           Cash paid during the period for
                     Interest on deposits and advances                $    1,574,084       $         2,099,985
                     Income taxes                                                  -                   415,511

           Change in unrealized gain, net of deferred
             taxes on available-for-sale securities                           18,671                   149,823

           Dividends declared not yet paid                                   110,506                    98,453

See notes to condensed consolidated financial statements.

                               GFSB BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         1. The accompanying unaudited condensed consolidated financial statements were in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The condensed consolidated statements of earnings and comprehensive earnings are not necessarily indicative of results, which may be expected for the entire year, or for any other interim period.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited financial statements be read in conjunction with the Form 10-KSB for the year ended June 30, 2002.

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


Item 3.  CONTROLS AND PROCEDURES

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation  as of a date  within 90 days of the  filing  date of this  Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2001.

General

Net earnings for the three months ended September 30, 2002 increased $121,000 to $512,000 from $391,000 for the three months ended September 30, 2001. The increase in net earnings is primarily the result of an increase in net interest earnings of $284,000, a $25,000 decrease in the provision for loan losses and a $35,000 increase in non-interest earnings, offset by a $156,000 increase in non-interest expense and a $67,000 increase in income tax expense. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest earnings for the three months ended September 30, 2002 compared to the same 2001 period.

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

                                       Quarter ended September 30, 2002             Quarter ended September 30, 2001
                                 ----------------------------------------       ----------------------------------------
                                    Average                      Average         Average                        Average
                                    Balance        Interest      Yield/Cost      Balance       Interest       Yield/Cost
                                           (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $140,319        $2,576           7.34%       $129,249         $2,623           8.12%
Investment securities and
 mortgage-backed securities          51,768           638           4.93%         56,099            793           5.65%
Other interest-earning
  assets (2)                          5,150            33           2.56%          4,754             45           3.79%
                                   --------        ------                       --------         ------
Total interest-earning assets       197,237         3,247           6.58%        190,102          3,461           7.28%
                                                    -----                                         -----
Non-interest-earning assets           8,835                                        5,729
                                   --------                                     --------
Total assets                       $206,072                                     $195,831
                                   ========                                     ========

Interest-bearing liabilities:
  Transaction accounts              $ 8,747          $ 18           .82%        $ 7,614          $   24          1.26%
  Passbook savings                    5,440            17          1.25%          4,677              16          1.37%
  Money market accounts              12,235            37          1.21%          9,473              58          2.45%
  Certificates of deposit            73,533           722          3.93%         77,591           1,116          5.75%
  Other liabilities (3)              75,030           807          4.30%         70,828             886          5.00%
                                   --------        ------                       --------         ------
Total interest-bearing
   liabilities                      174,985         1,601          3.66%        170,183           2,100          4.94%
                                                    -----                                         -----
Non-interest bearing
   liabilities                       14,407                                      10,411
                                   --------                                     --------

Total liabilities                   189,392                                     180,594

Stockholders' equity                 16,680                                      15,237
                                   --------                                     --------
Total liabilities and
  stockholders' equity             $206,072                                    $195,831
                                   ========                                    ========

Net interest income                                $1,646                                        $1,361
                                                   ======                                        ======
Interest rate spread (4)                                           2.92%                                         2.34%
                                                                   ====                                          ====
Net yield on interest-
  earning  assets (5)                                              3.34%                                         2.86%
                                                                   ====                                          ====
Ratio of average interest-
Earning assets to average
interest-bearing  liabilities                                      1.13X                                         1.12X
                                                                   ====                                          ====

(1)  Average balances include non-accrual loans.
(2)  Includes interest-bearing deposits in other financial institutions.
(3)  Other liabilities include FHLB advances and Repurchase agreements.
(4)  Interest-rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.
(5) Net yield on interest - earning assets represents net interest income as a percentage of average interest-earning assets.

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

                                            Quarter ended September 30, 2002 vs.
                                                          2001
                                                  Increase (Decrease)
                                                         Due to
                                           -------------------------------------
                                                                Rate/
                                           Volume     Rate      Volume       Net
                                           ------     ----      ------     -----
                                                 (Dollars in Thousands)
Interest income:
  Loans receivable                           $225    $(252)      $(21)    $ (48)
  Mortgage-backed securities and
     investment securities                    (61)    (101)         7      (155)
  Other interest-earning  assets                4      (15)        (1)      (12)
                                             ----    -----       ----      ----
    Total interest-earning assets             168     (368)       (15)     (215)

Interest expense:

  Transaction accounts                          3       (8)        (1)       (6)
  Savings accounts                              3       (1)        (1)         1
  Money markets                                17      (29)        (9)      (21)
  Certificates of deposit                     (58)    (353)        17      (394)
  Other liabilities                            53     (124)        (8)      (79)
                                             ----    -----       ----      ----
   Total interest-bearing liabilities          18     (515)        (2)     (499)
                                             ----    -----       ----      ----

Net change in interest income               $ 150    $ 147       $(13)    $(284)
                                            =====    =====      =====     =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $25,000 and $50,000 for the quarters ended September 30, 2002 and 2001, respectively. The decrease in the provision for loan losses for the current three-month period was the result of less loan growth in commercial loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

Non-Interest Earnings

Total non-interest earnings increased by $35,000 or 37.6% to $128,000 for the quarter ended September 30, 2002 from $93,000 for the quarter ended September 30, 2001. This increase was primarily due to an increase in service charge income of $29,000, which was the result of increased insufficient funds charges collected on NOW and Checking accounts.

Non-Interest Expense

Total non-interest expense increased $156,000 or 18.6% to $996,000 for the quarter ended September 30, 2002 from $840,000 for the quarter ended September 30, 2001. The most significant changes in non-interest expenses were increases in compensation and benefits, occupancy costs, advertising and stationary, printing and office supplies, offset by decreases in data processing and professional fees. The $119,000 increase in compensation and benefits expense reflects a $98,000 increase in general salaries and benefits expense primarily due to the hiring of nine employees to staff the Bank's new branch and general merit increases in administrative and other employee salaries, Other increases in compensation and benefits include $12,000 in expense related to employee stock compensation plans and $9,000 in expense related to director fee compensation. Occupancy costs increased $34,000 due primarily to increases in depreciation for furniture, fixtures, and equipment, maintenance contract expense and other occupancy costs associated with maintaining the new branch. Advertising expense increased $15,000 primarily due to the Bank's efforts to achieve growth in the Farmington, New Mexico market, where the new branch is located. Stationary, printing and office supplies increased $15,000 primarily due to the purchase of forms and supplies for the new branch. Data processing decreased $24,000 primarily due to higher service bureau expense in the quarter ended September 30, 2001 due to a change to a new service provider. Professional fees decreased $13,000 primarily due to lower legal fees in the quarter ended September 30, 2002.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)   List of Exhibits

               3.1     Certificate of Incorporation of GFSB Bancorp, Inc.*
               3.2     Bylaws of GFSB Bancorp, Inc.*
               10.1    1995 Stock Option Plan**
               10.2    Management Stock Bonus Plan**
               10.3    Form of Directors Deferred Compensation Agreement
                         between the Bank and Directors***
               10.4    Form of Directors Stock Compensation Plan between
                         the Company and Directors of the Company***
               10.5    2000 Stock Option Plan****
               99.0    Certification pursuant to 18 U.S.C. Section 1350,
                         as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                GFSB BANCORP, INC.


Date:    November 13, 2002      /s/Jerry R. Spurlin
         ------------------     ------------------------------------------------
                                Jerry R. Spurlin
                                Assistant Secretary and Chief Financial Officer
                                (Duly Authorized Representative and
                                Principal Financial Officer)

                            SECTION 302 CERTIFICATION


     I, Richard C. Kauzlaric, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of GFSB Bancorp, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002              /s/ Richard C. Kauzlaric
       --------------------------     ------------------------------------------
                                      Richard C. Kauzlaric
                                      President

                            SECTION 302 CERTIFICATION


     I,   Jerry R. Spurlin, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of GFSB Bancorp, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002            /s/ Jerry R. Spurlin
       -----------------------      --------------------------------------------
                                    Jerry R. Spurlin
                                    Chief Financial Officer