Form 10QSB
period 2002-12-31
GFSB BANCORP INC
filed 2003-02-11
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                               -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                For the transition period from          to
                                               --------    --------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


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


As of January 21, 2003, there were issued and outstanding 1,150,106 shares of the registrant's Common Stock.

                               GFSB Bancorp, Inc.


                                      Index


                                                                                                    Page No.
                                                                                                    --------

                          PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition
               December 31, 2002 and June 30, 2002                                                      3

           Condensed Consolidated Statements of Earnings and Comprehensive Earnings
               Three months and six months ended December 31, 2002 and December 31, 2001.               4

           Condensed Consolidated Statements of Cash Flows
               Six months ended December 31, 2002 and December 31, 2001.                                6

           Notes to Condensed Consolidated Financial Statements                                         8

Item 2.    Management's Discussion and Analysis or Plan of Operation                                    9

Item 3.    Controls and Procedures                                                                     15

                           PART II. OTHER INFORMATION

Item 4.    Submission of Matter to a Vote of Security Holders                                          16

Item 6.    Exhibits and Reports on Form 8-K                                                            16

           Signatures                                                                                  18


                               GFSB Bancorp, Inc.

                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                              December 31,       June 30,
                                                                  2002             2002
                                                             -------------    -------------
                                     ASSETS

Cash and due from banks                                      $   5,594,431    $   4,825,439
Interest-bearing deposits with banks                               781,531          826,052
Available-for-sale investment securities                        22,012,964       23,973,426
Available-for-sale mortgage-backed securities                   30,601,985       27,290,274
Held-to-maturity investment securities                           1,646,873        1,405,403
Stock of Federal Home Loan Bank, at cost, restricted             4,279,700        4,218,500
Loans receivable, net, substantially pledged                   142,459,166      139,748,188
Accrued interest and dividends receivable                        1,013,683        1,073,201
Premises and equipment                                           2,416,023        2,511,173
Other real estate and repossessed property                         241,094          150,642
Prepaid and other assets                                           176,534          122,771
                                                             -------------    -------------

        TOTAL ASSETS                                         $ 211,223,984      206,145,069
                                                             =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                 $  21,419,958    $  20,417,085
Savings and MMDA deposits                                       16,007,830       17,305,540
Time deposits                                                   74,222,726       72,626,849
Advances from Federal Home Loan Bank                            79,252,728       76,386,455
Repurchase agreements                                            1,129,962        1,234,857
Accrued interest payable                                           457,119          448,955
Advances from borrowers for taxes and insurance                    412,927          416,575
Accounts payable and accrued liabilities                           346,601          245,409
Deferred income taxes                                              597,631          568,728
Dividends declared and payable                                     121,557          110,506
Income taxes payable                                                18,492            1,168
                                                             -------------    -------------

        TOTAL LIABILITIES                                      193,987,531      189,762,127
                                                             -------------    -------------

COMMITMENTS AND CONTINGENCIES                                            -                -


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                            -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,150,106 issued and outstanding
  at December 31, 2002 and June 30, 2002                           115,011          115,011
Additional paid-in-capital                                       2,821,214        2,761,251
Unearned ESOP stock                                               (175,606)        (207,926)
Retained earnings, substantially
  restricted                                                    13,125,481       12,420,358
Accumulated other comprehensive
  earnings                                                       1,350,353        1,294,248
                                                             -------------    -------------

        TOTAL STOCKHOLDERS' EQUITY                              17,236,453       16,382,942
                                                             -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 211,223,984    $ 206,145,069
                                                             =============    =============

See notes to condensed consolidated financial statements.

                                               GFSB Bancorp, Inc.

                                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                           AND COMPREHENSIVE EARNINGS

                                                                 Three months ended                  Six months ended
                                                                    December 31,                       December 31,
                                                           -------------------------------    --------------------------------
                                                               2002              2001             2002               2001
                                                           -------------------------------    --------------------------------
                                                           (Unaudited)        (Unaudited)     (Unaudited)        (Unaudited)
Interest income
           Loans receivable
                           Mortgage loans                $    2,111,982     $   2,176,818        4,247,677     $    4,320,978
                           Commercial loans                     332,932           323,645          664,412            676,911
                           Share and consumer loans             110,668           121,821          219,630            247,655
           Investment and mortgage-backed securities            563,759           790,043        1,201,818          1,583,413
           Other interest-earning assets                         37,178            34,396           69,984             79,397
                                                           -------------      ------------    -------------      -------------

                           TOTAL INTEREST EARNINGS            3,156,519         3,446,723        6,403,521          6,908,354

Interest expense
           Deposits                                             758,252         1,145,021        1,552,597          2,358,507
           Advances from Federal Home Loan Bank                 779,208           834,058        1,584,203          1,711,968
           Repurchase agreements                                  1,408             2,733            3,550             11,235
                                                           -------------      ------------    -------------      -------------

                           TOTAL INTEREST EXPENSE             1,538,868         1,981,812        3,140,350          4,081,710
                                                           -------------      ------------    -------------      -------------

                           NET INTEREST EARNINGS              1,617,651         1,464,911        3,263,171          2,826,644

Provision for loan losses                                        50,000                 -           75,000             50,007
                                                           -------------      ------------    -------------      -------------

                           NET INTEREST EARNINGS AFTER
                             PROVISION FOR LOAN LOSSES        1,567,651         1,464,911        3,188,171          2,776,637
                                                           -------------      ------------    -------------      -------------

Non-interest earnings
           Income from real estate operations                     1,550               900            3,750                900
           Miscellaneous income                                  11,717            10,123           23,882             22,710
           Net gains from sales of AFS securities                     -            10,000                -             10,000
           Net gains from sales of loans                         40,852             6,720           56,058             16,845
           Service charge income                                 92,720            71,735          191,499            141,741
                                                           -------------      ------------    -------------      -------------

                           TOTAL NON-INTEREST EARNINGS          146,839            99,478          275,189            192,196
                                                           -------------      ------------    -------------      -------------

Non-interest expense
           Compensation and benefits                            576,170           470,874        1,114,476            890,379
           FDIC insurance                                         4,598             4,847            8,927              9,607
           Insurance                                             12,193             8,790           24,482             17,577
           Stock services                                         5,109            13,361            9,053             15,974
           Occupancy                                            129,580            98,445          265,620            200,157
           Data processing                                       90,864            56,564          158,935            148,981
           Professional fees                                     32,506            20,473           66,153             67,354
           Advertising                                           36,062            19,528           71,775             40,361
           Stationary, printing and office supplies              42,900            25,236           87,729             54,581
           ATM expense                                           15,588            10,382           30,945             22,679
           Supervisory exam fees                                 13,900            12,684           27,800             28,242
           Postage                                               13,220            11,881           25,539             28,459
           Other                                                 96,343            56,667          173,399            125,258
                                                           -------------      ------------    -------------      -------------

                           TOTAL NON-INTEREST EXPENSE         1,069,033           809,732        2,064,833          1,649,609
                                                           -------------      ------------    -------------      -------------

                                        4

                                               GFSB Bancorp, Inc.

                                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                 Three months ended                  Six months ended
                                                              December 31,    December 31,       December 31,    December 31,
                                                           -------------------------------    --------------------------------
                                                               2002              2001             2002               2001
                                                           -------------------------------    --------------------------------
                                                           (Unaudited)        (Unaudited)     (Unaudited)        (Unaudited)

                           EARNINGS BEFORE INCOME TAXES         645,457           754,657        1,398,527          1,319,224

Income tax expense
           Currently payable                                    219,876           266,626          461,343            440,314
           Deferred provision                                         -                 -                -                  -
                                                           -------------      ------------    -------------      -------------

                                                                219,876           266,626          461,343            440,314
                                                           -------------      ------------    -------------      -------------

                           NET EARNINGS                  $      425,581     $     488,031          937,184     $      878,910
                                                           =============      ============    =============      =============
Other Comprehensive Earnings
           Unrealized gain (loss), net of tax                    37,435          (114,145)          56,106             35,679
                                                           -------------      ------------    -------------      -------------
                           COMPREHENSIVE EARNINGS               463,016           373,886          993,290            914,589
                                                           =============      ============    =============      =============
Earnings per common share
           Basic                                         $         0.38              0.44             0.84               0.80
                                                           =============      ============    =============      =============
Weighted average number of common shares outstanding
           Basic                                              1,115,665         1,103,364        1,113,645          1,101,938
                                                           =============      ============    =============      =============
Earnings per common share
           Diluted                                                 0.37              0.43             0.81               0.77
                                                           =============      ============    =============      =============
Weighted average number of common shares outstanding
           Diluted                                            1,162,238         1,143,436        1,159,720          1,140,767
                                                           =============      ============    =============      =============
Comprehensive earnings per common share
           Basic                                                   0.42              0.34             0.89               0.83
                                                           =============      ============    =============      =============

           Diluted                                                 0.40              0.33             0.86               0.80
                                                           =============      ============    =============      =============

Dividends per share                                                0.11              0.10             0.21               0.19
                                                           =============      ============    =============      =============

See notes to condensed consolidated financial statements.

                                               GFSB Bancorp, Inc.

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                Increase (decrease) in cash and cash equivalents

                                                                       Six Months Ended
                                                                          December 31,
                                                                -------------------------------
                                                                     2002            2001
                                                                --------------  ---------------
                                                                  (Unaudited)    (Unaudited)
Cash flows from operating activities
           Net earnings                                          $   937,184    $   878,910
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                 (139,099)      (215,510)
                     Gain on sale of loans and securities            (56,058)       (26,846)
                     Provision for loan losses                        75,000         50,007
                     Depreciation of premises and equipment          121,718        104,891
                     Amortization of investment and mortgage-
                       backed securities premiums                     39,757         96,793
                     Stock dividends on FHLB stock                   (61,200)       (61,500)
                     Release of ESOP stock                            92,282         76,335
                     Stock compensation                               15,374          8,325


           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable        59,518         68,104
                     Prepaid and other assets                       (118,323)        (5,000)
                     Accrued interest payable                          8,164        (35,341)
                     Accounts payable and accrued liabilities         85,818         63,591
                     Repurchase agreements                          (104,895)      (274,840)
                     Income taxes payable                             17,324       (194,686)
                     Dividends declared and payable                   11,051         10,939
                                                                 -----------    -----------

                               Net cash provided by
                               operating activities                  983,615        544,172
                                                                 -----------    -----------

Cash flows from investing activities
           Purchase of premises and equipment                        (26,568)      (998,650)
           Loan originations and principal
             repayment on loans, net                              (2,616,713)      (370,373)
           Principal payments on mortgage-backed
             securities                                            4,954,873      5,423,524
           Purchases of mortgage-backed securities                (8,272,674)    (5,130,469)
           Purchases of available-for-sale securities             (2,068,053)    (4,043,762)
           Maturities and proceeds from sale of
             available-for-sale securities                           785,000      1,310,000
           Principal payments on available-for-sale securities     3,292,388      1,055,759
           Purchases of hold-to-maturity securities                 (270,000)             -
           Principal payments on hold-to-maturity securities          31,000          5,000
           Purchase of FHLB stock                                          -        (49,000)
                                                                 -----------    -----------

                               Net cash used by
                               investing activities               (4,190,747)    (2,797,971)
                                                                 -----------    -----------

                                       GFSB Bancorp, Inc.

                        Increase (decrease) in cash and cash equivalents

                                                                      Six Months Ended
                                                                        December 31,
                                                              -------------------------------
                                                                    2002            2001
                                                              --------------   --------------
                                                                (Unaudited)      (Unaudited)
Cash flows from financing activities
           Net increase in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                          $   1,301,040    $   2,798,245
           Net (decrease) increase in mortgage escrow funds          (3,648)           3,346
           Proceeds from FHLB advances                          200,425,000      291,654,462
           Repayments on FHLB advances                         (197,558,727)    (292,427,620)
           Dividends paid or to be paid in cash                    (232,062)        (218,520)
           Price paid for vested management bonus
              stock plan stock                                            -            5,550
                                                              -------------    -------------
                               Net cash provided by
                               financing activities               3,931,603        1,815,463
                                                              -------------    -------------

           Increase (decrease) in cash and cash equivalents         724,471         (438,336)

           Cash and cash equivalents at beginning of period       5,651,491        4,262,254
                                                              -------------    -------------

           Cash and cash equivalents at end of period         $   6,375,962        3,823,918
                                                              =============    =============

Supplemental disclosures of cash flow information
           Cash paid during the period for
                     Interest on deposits and advances        $   3,132,186    $   4,117,052
                     Income taxes                                   444,020          635,000

           Change in unrealized gain, net of deferred
             taxes on available-for-sale securities                  56,106           35,679

           Dividends declared not yet paid                          121,557          109,392

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

Overview

GFSB Bancorp, Inc. is a savings and loan holding company headquartered in Gallup, New Mexico, which provides a full range of deposits and traditional mortgage loan products through its wholly owned banking subsidiary, Gallup Federal Savings Bank. All references refer collectively to the Company and the Bank, unless the context indicates otherwise.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED DECEMBER 31, 2002 COMPARED TO QUARTER ENDED DECEMBER 31, 2001.

General

Net earnings for the quarter ended December 31, 2002 decreased $62,000 to $426,000 from $488,000 for the quarter ended December 31, 2001. The decrease in net earnings is primarily attributable to a $50,000 increase in the provision for loan losses and a $259,000 increase in non-interest expense partially offset by an increase in net interest earnings of $153,000, a $47,000 increase in non-interest earnings, and a $47,000 decrease in income tax expense. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest earnings for the quarter ended December 31, 2002 compared to the same 2001 period.

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

                                       Quarter ended December 31, 2002               Quarter ended December 31, 2001
                                   ---------------------------------------      -----------------------------------------
                                   Average                      Average         Average                        Average
                                   Balance        Interest      Yield/Cost      Balance         Interest       Yield/Cost
                                   -------        --------      ----------      -------         --------       ----------
                                    (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $140,447        $2,556           7.28%       $130,071         $2,622           8.06%
Investment securities and
 mortgage-backed securities          51,160           564           4.41%         58,753            790           5.38%
Other interest-earning
  assets (2)                          5,392            37           2.74%          4,421             35           3.17%
                                 ----------     ---------                     ----------      ---------

Total interest-earning assets       196,999         3,157           6.41%        193,245          3,447           7.13%
                                                ---------                                     ---------
Non-interest-earning assets          11,522                                        6,671
                                 ----------                                   ----------

Total assets                       $208,521                                     $199,916
                                 ==========                                   ==========

Interest-bearing liabilities:
  Transaction accounts             $  8,626        $   17            .79%        $ 7,983          $ 18             .90%
  Passbook savings                    5,553            16           1.15%          4,422            14            1.27%
  Money market accounts              12,500            40           1.28%          9,819           103            4.20%
  Certificates of deposit            73,749           685           3.72%         78,885         1,010            5.12%
  Other liabilities (3)              79,676           781           3.92%         72,357           837            4.63%
                                 ----------     ---------                     ----------     ---------
Total interest-bearing
   liabilities                      180,104         1,539           3.42%        173,466         1,982            4.57%
                                                ---------                                   ---------
Non-interest bearing
   liabilities                       11,343                                       10,724
                                 ----------                                   ----------

Total liabilities                   191,447                                      184,190

Stockholders' equity                 17,074                                       15,726
                                 ----------                                   ----------
Total liabilities and
  stockholders' equity             $208,521                                     $199,916
                                 ==========                                   ==========
Net interest income                                $1,618                                      $1,465
                                                =========                                   =========
Interest rate spread (4)                                            2.99%                                         2.56%
                                                               ==========                                    ==========
Net yield on interest-
  earning  assets (5)                                               3.29%                                         3.03%
                                                               ==========                                    ==========
Ratio of average interest-
Earning assets to average
interest-bearing  liabilities                                       1.09X                                         1.11X
                                                               ==========                                    ==========

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

                                            Quarter ended December 31, 2002 vs. 2001
                                                       Increase (Decrease)
                                                              Due to
                                            ----------------------------------------
                                                             Rate/
                                                 Volume     Rate   Volume      Net
                                                 ------     ----   ------      ---
                                                      (Dollars in Thousands)
Interest income:
  Loans receivable                                $ 209    $(254)   $ (21)   $ (66)
  Mortgage-backed securities and
     investment securities                         (102)    (142)      18     (226)
  Other interest-earning  assets                      8       (5)      (1)       2
                                                  -----    -----    -----    -----

    Total interest-earning assets                   115     (401)      (4)    (290)

Interest expense:

  Transaction accounts                                1       (2)       0       (1)
  Savings accounts                                    4       (1)      (1)       2
  Money markets                                      28      (72)     (19)     (63)
  Certificates of deposit                           (66)    (276)      17     (325)
  Other liabilities                                  85     (128)     (13)     (56)
                                                  -----    -----    -----    -----
   Total interest-bearing liabilities                52     (479)     (16)    (443)
                                                  -----    -----    -----    -----

Net change in interest income                     $  63    $  78    $  12    $ 153
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

The provision for loan loss was $50,000 for the quarter ended December 31, 2002. No provision for loan loss was made for the quarter ended December 31, 2001. The increase in the provision for loan losses for the current three-month period was primarily the result of loan growth in commercial and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

Non-Interest Earnings

Total non-interest earnings increased by $47,000 or 47.6% to $147,000 for the quarter ended December 31, 2002 from $99,000 for the quarter ended December 31, 2001. This increase was primarily due to an increase in service charge income of $21,000, an increase in net gains from sales of loans of $34,000, offset by a $10,000 decrease in net gains from sales of available-for-sale securities. The increase in service charge income is primarily due to increased insufficient fee charges collected on NOW and checking accounts,

Non-Interest Expense

Total non-interest expense increased $259,000 or 32% to $1,069,000 for the quarter ended December 31, 2002 from $810,000 for the quarter ended December 31, 2001. The most significant changes in non-interest expenses were increases in compensation and benefits, data processing, occupancy costs, advertising, professional fees, stationary, printing and office supplies, and other operating expenses, offset by a decrease in stock services. The $105,000 increase in compensation and benefits expense reflects a $90,000 increase in general salaries and benefits expense primarily due to the hiring of nine employees to staff the Bank's new branch and general merit increases in administrative, other employee salaries and employee health insurance expense. Other increases in compensation and benefits include $8,000 in expense related to employee stock compensation plans and $8,000 in expense related to director fee compensation. Data processing increased $34,000 primarily due to higher service bureau expense and higher other processing expenses for the quarter ending December 31, 2002. Contributing to the increase in data processing is processing costs associated with the growth in the volume of deposit and loan accounts. Occupancy costs increased $31,000 due primarily to increases in depreciation for furniture, fixtures, and equipment, maintenance contract expense and other occupancy costs associated with maintaining the new branch. Advertising expense increased $17,000 primarily due to the Bank's efforts to achieve growth in the Farmington, New Mexico market, where the new branch is located. Stationary, printing and office supplies increased $18,000 primarily due to the purchase of forms and supplies for the new branch. Professional fees increased $12,000 primarily due to higher legal fees, audit expense, and accounting fees for the quarter ended December 31, 2002. Other operating expenses increased $40,000, primarily due to higher loan expense, other real estate owned expense, correspondent bank expense, armored transit expense, telephone expense and organization dues and subscriptions expense in the quarter ended December 31, 2002. The $8,000 decrease in stock services for 2002 is primarily due to the absence of a $7,400 regulatory filing fee paid to the OTS in the quarter ended December 31, 2001.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2002 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2001.

General

Net income for the six months ended December 31, 2002 increased $58,000 to $937,000 compared to net income of $879,000 for the comparable six-month period in 2001. The increase in net income was primarily the result of an increase net interest earnings income of $437,000 and an $83,000 increase in non-interest earnings partially offset by a $25,000 increase in the provision for loan losses, a $415,000 increase in non-interest expense and a $21,000 increase in income tax expense. Please refer to "Average Balance Sheets" for an analysis of the change in net interest earnings for the six months ended December 31, 2002 compared to the same 2001 period.

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

                                           Six-month period ended                        Six-month period ended
                                           -----------------------                       ----------------------
                                              December 31, 2002                             December 31, 2001
                                    --------------------------------------    ------------------------------------------

                                    Average                      Average         Average                       Average
                                    Balance        Interest     Yield/Cost       Balance       Interest       Yield/Cost
                                    -------        --------     ----------       -------       --------       ----------
                                    (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $139,545        $5,132           7.36%       $129,776         $5,246           8.08%
Investment securities and
 Mortgage-backed securities          52,017         1,202           4.62%         57,559          1,583           5.50%
Other interest-earning
  assets (2)                          5,198            70           2.69%          4,596             79           3.44%
                                 -----------    ----------                    -----------     ----------

Total interest-earning assets       196,760         6,404           6.51%        191,931          6,908           7.20%
Non-interest-earning assets          10,639                                        6,175
                                 -----------                                  -----------

Total assets                       $207,399                                     $198,106
                                 ===========                                 ============
Interest-bearing liabilities:
  Transaction accounts              $ 8,709          $ 35            .80%        $ 7,814          $ 43            1.10%
  Passbook savings                   12,583            33            .52%          4,548            29            1.28%
  Money market accounts              12,235            78           1.28%          9,699           206            4.25%
  Certificates of deposit            73,705         1,407           3.82%         78,229         2,079            5.32%
  Other liabilities (3)              76,061         1,587           4.18%         71,661         1,724            4.81%
                                 -----------    ----------                   -----------    ----------      -----------
Total interest-bearing
   liabilities                      183,293         3,140           3.43%        171,951         4,081            4.75%
Non-interest bearing
   liabilities                        7,225                                       10,670
                                 -----------                                  -----------

Total liabilities                   190,518                                      182,621

Stockholders' equity                 16,881                                       15,485
                                 -----------                                  -----------
Total liabilities and
  Stockholders' equity             $207,399                                     $198,106
                                 ===========                                  ===========

Net interest income                                $3,264                                       $2,827
                                                ==========                                   ==========
Interest rate spread (4)                                            3.08%                                         2.45%
                                                               ===========                                   ===========
Net yield on interest-
  earning  assets (5)                                               3.32%                                         2.95%
                                                               ===========                                   ===========
Ratio of average interest-
  earning assets to average
interest-bearing  liabilities                                       1.07X                                         1.12X
                                                               ===========                                   ===========

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

                                             Six-month period ended
                                           December 31, 2002 vs. 2001
                                               Increase (Decrease)
                                                     Due to
                                      -----------------------------------
                                                          Rate/
                                       Volume     Rate   Volume      Net
                                       ------     ----   ------      ---
                                               (Dollars in Thousands)
Interest income:

  Loans receivable                      $ 395    $(467)   $ (42)   $(114)
  Mortgage-backed securities and
     investment securities               (152)    (253)      24     (381)
  Other interest-earning  assets           10      (17)      (2)      (9)
                                        -----    -----    -----    -----
    Total interest-earning assets         253     (737)     (20)    (504)
                                        -----    -----    -----    -----

Interest expense:

  Transaction accounts                      5      (12)      (1)      (8)
  Savings accounts                         51      (17)     (30)       4
  Money markets                            54     (144)     (38)    (128)
  Certificates of deposit                (120)    (587)      35     (672)
  Other liabilities                       106     (226)     (17)    (137)
                                        -----    -----    -----    -----
   Total interest-bearing liabilities      96     (986)     (51)    (941)
                                        -----    -----    -----    -----

Net change in interest income           $ 157    $ 249    $  31    $ 437
                                        =====    =====    =====    =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $75,000 and $50,000 for the six-month period ended December 31, 2002 and 2001, respectively. See "Comparison of Operating Results for the quarter ended December 31, 2002 compared to quarter ended December 31, 2001 - Provision for Losses on Loans."

Non-Interest Earnings

Total non-interest earnings increased by $83,000 or 43.2% to $275,000 for the six months ended December 31, 2002 from $192,000 for the six month ended December 31, 2001. This increase was primarily due to an increase in service charge income of $50,000, an increase in net gains from sales of loans of $39,000, offset by a $10,000 decrease in net gains from sales of available-for-sale securities. The increase in service charge income is primarily due to increased insufficient fee charges collected on NOW and checking accounts,

Non-Interest Expense

Total non-interest expense increased $415,000 or 25.2% to $2,065,000 for the six months ended December 31, 2002 from $1,650,000 for the six months ended December 31, 2001. The most significant changes in non-interest expenses were increases in compensation and benefits, data processing, occupancy costs, advertising, stationary, printing and office supplies, ATM expense and other operating expenses, offset by a decrease in stock services. The $224,000 increase in compensation and benefits expense reflects a $188,000 increase in general salaries and benefits expense primarily due to the hiring of nine employees to staff the Bank's new branch and general merit increases in administrative, other employee salaries and employee health insurance expense. Other increases in compensation and benefits include $20,000 in expense related to employee stock compensation plans and $17,000 in expense related to director fee compensation. Data processing increased $10,000 primarily due to an increase of $22,000 in other processing expenses resulting from the processing cost associated with the growth in the volume of deposit and loan accounts, offset by a decrease in service bureau expense. Service bureau expense was higher in the quarter ending September 30, 2001 due to a change to a new service bureau provider. Occupancy costs increased $65,000 due primarily to increases in depreciation for furniture, fixtures, and equipment, maintenance contract expense and other occupancy costs associated with maintaining the new branch. Advertising expense increased $31,000 primarily due to the Bank's efforts to achieve growth in the Farmington, New Mexico market, where the new branch is located. Stationary, printing and office supplies increased $33,000 primarily due to the purchase of forms and supplies for the new branch. ATM expense increased $8,000 due to a change in our ATM servicing provider. Other operating expenses increased $48,000, due primarily to higher loan expense, other real estate owned expense, correspondent bank expense, armored transit expense and telephone expense for the six months ended December 31, 2002. The $7,000 decrease in stock services for 2002 is primarily due to the absence of a $7,400 regulatory filing fee paid to the OTS in the quarter ended December 31, 2001.


Item 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in  internal  controls.  There were no  significant  changes in the
     ------------------------------
Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The annual meeting of the stockholders of the Company was held on October 28, 2002. At the meeting two directors were elected for terms to expire in 2005 and the appointment of Neff + Ricci, LLP as the Company's independent accountants was ratified.

The results of voting are shown for each matter considered.

Director election:

Nominees                  Votes for         Votes withheld

Vernon I. Hamilton         939,435              15,275
James Nechero, Jr.         938,994              15,716


Independent accountant ratification:

                           Votes for        Votes against     Abstentions

                            953,782               0               928


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

                                 GFSB BANCORP, INC.


Date: February 5, 2003           /s/Jerry R. Spurlin
                                 -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)

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



Date:  February 5, 2003                 /s/Richard C. Kauzlaric
                                        ----------------------------------------
                                        Richard C. Kauzlaric
                                        President

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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



Date:    February 5, 2003                       /s/Jerry R. Spurlin
                                                --------------------------------
                                                Jerry R. Spurlin
                                                Chief Financial Officer