Form 10QSB
period 2003-03-31
GFSB BANCORP INC
filed 2003-05-12
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                          THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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


Delaware
-------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)

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
                                                           87301
                                                         ----------
                                                         (Zip Code)

Issuer's Telephone Number, Including Area Code:        (505) 726-6500
                                                     ------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes   X       No
                                -----         -----

As of May 3, 2003, there were issued and outstanding 1,146,270 shares of the registrant's Common Stock.

Transitional Small Business Disclosure format (check one):
                            Yes           No    X
                                -----         -----

                               GFSB Bancorp, Inc.


                                      Index
                                                                                                    Page No.
                                                                                                    --------
                          PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition
               March 31, 2003 and June 30, 2002                                                         3

           Condensed Consolidated Statements of Earnings and Comprehensive Earnings
               Three months and nine months ended March 31, 2003 and March 31, 2002                     4

           Condensed Consolidated Statements of Cash Flows
               Nine months ended March 31, 2003 and March 31, 2002                                      6

           Notes to Condensed Consolidated Financial Statements                                         8

Item 2.    Management's Discussion and Analysis or Plan of Operation                                    9

Item 3.    Controls and Procedures                                                                     15

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           16

Item 2.    Changes in Securities and Use of Proceeds                                                   16

Item 3.    Defaults Upon Senior Securities                                                             16

Item 4.    Submission of Matters to a Vote of Security Holders                                         16

Item 5.    Other Information                                                                           16

Item 6.    Exhibits and Reports on Form 8-K                                                            16

           Signatures                                                                                  17


                               GFSB Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                March 31,        June 30,
                                                                  2003             2002
                                                             -------------    -------------
                                                              (Unaudited)
                                     ASSETS
Cash and due from banks                                      $   5,243,534    $   4,825,439
Interest-bearing deposits with banks                               536,318          826,052
Available-for-sale investment securities                        24,608,269       23,973,426
Available-for-sale mortgage-backed securities                   33,694,100       27,290,274
Held-to-maturity investment securities                           1,675,108        1,405,403
Stock of Federal Home Loan Bank, at cost, restricted             4,306,000        4,218,500
Loans receivable, net, substantially pledged                   142,064,977      139,748,188
Accrued interest and dividends receivable                          972,114        1,073,201
Premises and equipment                                           2,387,553        2,511,173
Other real estate and repossessed property                         159,538          150,642
Prepaid and other assets                                           165,934          122,771
                                                             -------------    -------------

        TOTAL ASSETS                                         $ 215,813,445    $ 206,145,069
                                                             =============    =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                 $  22,718,373    $  20,417,085
Savings and MMDA deposits                                       17,298,313       17,305,540
Time deposits                                                   80,443,284       72,626,849
Advances from Federal Home Loan Bank                            75,068,265       76,386,455
Repurchase agreements                                              772,393        1,234,857
Accrued interest payable                                           507,943          448,955
Advances from borrowers for taxes and insurance                    615,525          416,575
Accounts payable and accrued liabilities                           402,000          245,409
Deferred income taxes                                              553,745          568,728
Dividends declared and payable                                     122,467          110,506
Income taxes payable                                                     -            1,168
                                                             -------------    -------------

        TOTAL LIABILITIES                                      198,502,308      189,762,127
                                                             -------------    -------------


COMMITMENTS AND CONTINGENCIES                                            -                -


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                            -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,146,270 issued and outstanding
  at March 31, 2003 and 1,150,106 issued and outstanding
  at  June 30, 2002                                                114,627          115,011
Additional paid-in-capital                                       2,806,627        2,761,251
Unearned ESOP stock                                               (157,871)        (207,926)
Retained earnings, substantially
  restricted                                                    13,282,590       12,420,358
Accumulated other comprehensive
  earnings                                                       1,265,164        1,294,248
                                                             -------------    -------------

        TOTAL STOCKHOLDERS' EQUITY                              17,311,137       16,382,942
                                                             -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 215,813,445    $ 206,145,069
                                                             =============    =============

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                                      Three months ended          Nine months ended
                                                                           March 31,                   March 31,
                                                                   -------------------------   -------------------------
                                                                       2003          2002          2003          2002
                                                                   -----------   -----------   -----------   -----------
                                                                   (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
Interest income
           Loans receivable
                           Mortgage loans                          $ 2,006,844   $ 2,136,176   $ 6,254,520   $ 6,457,153
                           Commercial loans                            354,295       296,589     1,018,707       973,501
                           Share and consumer loans                    100,988       109,856       320,619       357,511
           Investment and mortgage-backed securities                   526,965       722,954     1,728,783     2,306,366
           Other interest-earning assets                                32,366        34,092       102,349       113,489
                                                                   -----------   -----------   -----------   -----------

                           TOTAL INTEREST EARNINGS                   3,021,458     3,299,667     9,424,978    10,208,020

Interest expense
           Deposits                                                    710,295       905,175     2,262,892     3,263,682
           Advances from Federal Home Loan Bank                        790,859       842,496     2,375,061     2,554,465
           Repurchase agreements                                           160         1,552         3,710        12,787
                                                                   -----------   -----------   -----------   -----------

                           TOTAL INTEREST EXPENSE                    1,501,314     1,749,223     4,641,663     5,830,934
                                                                   -----------   -----------   -----------   -----------

                           NET INTEREST EARNINGS                     1,520,144     1,550,444     4,783,315     4,377,086

Provision for loan losses                                              140,015        70,011       215,015       120,018
                                                                   -----------   -----------   -----------   -----------

                           NET INTEREST EARNINGS AFTER
                             PROVISION FOR LOAN LOSSES               1,380,129     1,480,433     4,568,300     4,257,068
                                                                   -----------   -----------   -----------   -----------

Non-interest earnings
           Income from real estate operations                            1,350         1,350         5,100         2,250
           Miscellaneous income                                         15,663        10,378        39,544        33,088
           Net gains from sales of Available for sale securities             -             -             -        10,000
           Net gains from sales of loans                                52,129        11,444       108,188        28,290
           Service charge income                                       119,096        67,358       310,595       209,099
                                                                   -----------   -----------   -----------   -----------

                           TOTAL NON-INTEREST EARNINGS                 188,238        90,530       463,427       282,727
                                                                   -----------   -----------   -----------   -----------

Non-interest expense
           Compensation and benefits                                   595,937       546,105     1,710,413     1,436,484
           FDIC insurance                                                4,697         4,833        13,624        14,439
           Insurance                                                    13,963        11,445        38,445        29,022
           Stock services                                                6,680         6,548        15,732        22,522
           Occupancy                                                   136,430       111,795       402,050       311,952
           Data processing                                              92,276        92,790       251,211       241,771
           Professional fees                                            39,205        22,185       105,358        89,538
           Advertising                                                  52,313        21,119       124,088        61,480
           Stationary, printing and office supplies                     35,530        22,159       123,258        76,740
           ATM expense                                                   9,312        12,388        40,257        35,067
           Supervisory exam fees                                        14,077        13,568        41,877        41,810
           Postage                                                      18,458        16,130        43,997        44,589
           Other                                                       101,778        80,070       275,178       205,329
                                                                   -----------   -----------   -----------   -----------

                           TOTAL NON-INTEREST EXPENSE                1,120,656       961,135     3,185,488     2,610,743
                                                                   -----------   -----------   -----------   -----------

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                Three months ended            Nine months ended
                                                                     March 31,                    March 31,
                                                          ------------------------------   -----------------------
                                                                 2003            2002        2003          2002
                                                          --------------   -------------   ---------   -----------
                                                              (Unaudited)     (Unaudited) (Unaudited)   (Unaudited)
                           EARNINGS BEFORE INCOME TAXES          447,711         609,828   1,846,239     1,929,052

Income tax expense
           Currently payable                                     168,135         191,311     629,478       631,625
                                                          --------------   -------------   ---------   -----------

                                                                 168,135         191,311     629,478       631,625
                                                          --------------   -------------   ---------   -----------

                           NET EARNINGS                   $      279,576   $     418,517   1,216,761   $ 1,297,427
                                                          ==============   =============   =========   ===========



Other Comprehensive Earnings
           Unrealized (loss), net of tax                         (85,190)       (171,117)    (29,084)     (135,439)

                                                          --------------   -------------   ---------   -----------
                           COMPREHENSIVE EARNINGS                194,386         247,400   1,187,677     1,161,988
                                                          ==============   =============   =========   ===========


Earnings per common share
           Basic                                          $         0.25            0.38        1.09          1.18
                                                          ==============   =============   =========   ===========

Weighted average number of common shares outstanding
           Basic                                               1,116,925       1,106,475   1,113,390     1,103,553
                                                          ==============   =============   =========   ===========

Earnings per common share
           Diluted                                                  0.24            0.37        1.05          1.13
                                                          ==============   =============   =========   ===========

Weighted average number of common shares outstanding
           Diluted                                             1,164,785       1,146,377   1,158,911     1,143,355
                                                          ==============   =============   =========   ===========


Comprehensive earnings per common share
           Basic                                                    0.17            0.22        1.07          1.05
                                                          ==============   =============   =========   ===========

           Diluted                                                  0.17            0.22        1.02          1.02
                                                          ==============   =============   =========   ===========


Dividends per share                                                 0.11            0.10        0.32          0.29
                                                          ==============   =============   =========   ===========

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                            ----------------------------
                                                                                2003            2002
                                                                            ------------    ------------
                                                                              (Unaudited)     (Unaudited)
Cash flows from operating activities
           Net earnings                                                     $  1,216,761    $  1,297,427
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                             (220,607)       (329,372)
                     Gain on sale of loans and securities                       (108,188)        (38,290)
                     Provision for loan losses                                   215,015         120,018
                     Depreciation of premises and equipment                      218,734         141,219
                     Amortization of investment and mortgage-
                       backed securities premiums                                116,885         121,727
                     Stock dividends on FHLB stock                               (87,500)        (90,300)
                     Release of ESOP stock                                       148,525         121,237
                     Stock compensation under management bonus stock plan         23,060          12,488
                     Stock compensation resulting from stock purchased by
                       the Company within six months of exercise of
                       related options                                            16,920          57,442

           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable                   101,087          36,375
                     Prepaid and other assets                                    (28,990)        (60,495)
                     Income taxes receivable                                     (14,173)              -
                     Accrued interest payable                                     58,988          (2,422)
                     Accounts payable and accrued liabilities                    133,531          95,701
                     Income taxes payable                                         (1,168)       (194,686)
                     Dividends declared and payable                               11,961          12,053
                                                                            ------------    ------------
                               Net cash provided by
                               operating activities                            1,800,841       1,300,122
                                                                            ------------    ------------
Cash flows from investing activities
           Purchase of premises and equipment                                    (95,114)     (1,310,713)
           Loan originations and principal
             repayment on loans, net                                          (2,211,905)     (3,696,880)
           Principal payments on mortgage-backed
             securities                                                        7,905,784       7,951,455
           Purchases of mortgage-backed securities                           (14,408,091)     (5,130,469)
           Purchases of available-for-sale securities                         (7,088,496)     (6,167,537)
           Maturities and proceeds from sale of
             available-for-sale securities                                     1,668,000       1,310,000
           Principal payments on available-for-sale securities                 4,719,479       1,808,947
           Purchases of hold-to-maturity securities                             (270,000)              -
           Principal payments on hold-to-maturity securities                       4,000          25,000
           Purchase of FHLB stock                                                      -        (447,900)
                                                                            ------------    ------------
                               Net cash used by
                               investing activities                           (9,776,343)     (5,658,097)
                                                                            ------------    ------------

                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                            Nine Months Ended
                                                                                  March 31,
                                                                       ------------------------------
                                                                            2003             2002
                                                                       -------------    -------------
                                                                          (Unaudited)      (Unaudited)
Cash flows from financing activities
           Net increase (decrease) in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                                   $  10,110,496    $  (4,418,004)
           Repurchase agreements                                            (462,464)         (27,921)
           Net increase in mortgage escrow funds                             198,950          199,018
           Proceeds from FHLB advances                                   726,298,387      466,809,462
           Repayments on FHLB advances                                  (727,616,577)    (457,298,852)
           Purchase of GFSB Bancorp stock under the
             stock repurchase plan in cash                                  (112,624)        (136,526)
           Dividends paid or to be paid in cash                             (354,530)        (333,530)
           Price paid for vested management bonus
              stock plan stock                                                11,100           16,650
           Proceeds from exercise of stock options                            31,125           79,084
                                                                       -------------    -------------

                               Net cash provided by
                               financing activities                        8,103,863        4,889,381
                                                                       -------------    -------------

           Increase in cash and cash equivalents                             128,361          531,406

           Cash and cash equivalents at beginning of period                5,651,491        4,262,254
                                                                       -------------    -------------

           Cash and cash equivalents at end of period                  $   5,779,852        4,793,660
                                                                       =============    =============


Supplemental disclosures of cash flow information
           Cash paid during the period for
                     Interest on deposits and advances                 $   4,582,675    $   5,833,356
                     Income taxes                                            644,100          801,111

           Change in unrealized gain, net of deferred
             taxes on available-for-sale securities                          (29,084)        (135,439)

           Dividends declared not yet paid                                   122,467          110,506

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

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 2003 COMPARED TO QUARTER ENDED MARCH 31, 2002.

General

Net earnings for the quarter ended March 31, 2003 decreased $139,000 to $280,000 from $419,000 for the quarter ended March 31, 2002. The decrease in net earnings is primarily attributable to a $70,000 increase in the provision for loan losses, a $160,000 increase in non-interest expense and a $30,000 decrease in net interest earnings partially offset by a $98,000 increase in non-interest earnings and a $23,000 decrease in income tax expense. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest earnings for the quarter ended March 31, 2003 compared to the same 2002 period.

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

                                    Quarter ended March 31, 2003                 Quarter ended March 31, 2002
                                    ----------------------------                 ----------------------------
                                    Average                      Average         Average                       Average
                                    Balance      Interest       Yield/Cost       Balance       Interest       Yield/Cost
                                    -------      --------       ----------       -------       --------       ----------
                                   (Dollars in Thousands)                        (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $142,246        $2,462           6.92%       $133,371         $2,543           7.63%
Investment securities and
 mortgage-backed securities          55,686           527           3.78%         56,817            723           5.09%
Other interest-earning
  assets (2)                          5,110            32           2.50%          4,889             33           2.70%
                                   --------        ------                       --------         ------

Total interest-earning assets       203,042         3,021           5.95%        195,077          3,299           6.32%
                                                   ------                                        ------
Non-interest-earning assets           9,158                                        7,480
                                   --------                                     --------

Total assets                       $212,200                                     $202,557
                                   ========                                     ========


Interest-bearing liabilities:
  Transaction accounts              $ 8,673          $ 16           .74%        $ 8,205          $ 16             .78%
  Passbook savings                    4,721            15          1.27%          4,753            15            1.26%
  Money market accounts              10,309            27          1.05%         10,645            32            1.20%
  Certificates of deposit            76,666           652          3.40%         74,428           842            4.53%
  Other liabilities (3)              80,417           791          3.93%         77,900           844            4.33%
                                   --------        ------                       --------         ----
Total interest-bearing
   liabilities                      180,786         1,501          3.32%        175,931         1,749            3.98%
                                                    -----                                       -----
Non-interest bearing
   liabilities                       14,096                                      10,692
                                   --------                                     -------

Total liabilities                   194,882                                     186,623

Stockholders' equity                 17,318                                      15,934
                                   --------                                     -------

Total liabilities and
  stockholders' equity             $212,200                                    $202,557
                                   ========                                    ========

Net interest earnings                              $1,520                                      $1,550
                                                   ======                                      ======
Interest rate spread (4)                                           2.63%                                         2.34%
                                                                   ====                                          ====

Net yield on interest-                                             2.99%                                         3.18%
  earning assets (5)                                               ====                                          ====

Ratio of average interest-
Earning assets to average
interest-bearing  liabilities                                      1.12X                                         1.11X
                                                                   ====                                          ====

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

                                           Quarter ended March 31, 2003 vs. 2002
                                                    Increase (Decrease)
                                                          Due to
                                             ---------------------------------
                                                               Rate/
                                             Volume     Rate   Volume      Net
                                             ------     ----   ------      ---
                                                   (Dollars in Thousands)
Interest income:
  Loans receivable                            $ 169    $(237)   $ (13)   $ (81)
  Mortgage-backed securities and
     investment securities                      (14)    (186)       4     (196)
  Other interest-earning  assets                  1       (2)       -       (1)
                                              -----    -----    -----    -----
    Total interest-earning assets               156     (425)      (9)    (278)
                                              -----    -----    -----    -----
Interest expense:

  Transaction accounts                            1       (1)       -        -
  Savings accounts                               (1)       1        -        -
  Money markets                                  (1)      (4)       -       (5)
  Certificates of deposit                        25     (210)      (5)    (190)
  Other liabilities                              27      (78)      (2)     (53)
                                              -----    -----    -----    -----

   Total interest-bearing liabilities            51     (292)      (7)    (248)
                                              -----    -----    -----    -----

Net change in interest earnings               $ 105    $(133)   $  (2)   $ (30)
                                              =====    =====    =====    =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $140,000 and $70,000 for the periods ended March 31, 2003 and 2002, respectively. The increase in the provision for loan losses for the current three-month period was primarily the result of an increase in loans classified as substandard from $2,018,000 to $3,528,000, which was primarily the result of deterioration in credit quality of one very large commercial real estate loan and one smaller commercial loan. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

Non-Interest Earnings

Total non-interest earnings increased by $98,000 or 108% to $188,000 for the quarter ended March 31, 2003 from $90,000 for the quarter ended March 31, 2002. This increase was primarily due to an increase in service charge income of $52,000, an increase in net gains from sales of loans of $41,000 and an increase in miscellaneous income of $5,000. The increase in service charge income is primarily due to increased insufficient fee charges collected on NOW and checking accounts. The increase in miscellaneous income is primarily due to a $5,000 gain on the sale of other real estate owned.

Non-Interest Expense

Total non-interest expense increased $160,000 or 17% to $1,121,000 for the quarter ended March 31, 2003 from $961,000 for the quarter ended March 31, 2002. The increase in non-interest expense was primarily attributable to increases in compensation and benefits, occupancy costs, advertising, professional fees, stationary, printing and office supplies, and other operating expenses. The $50,000 increase in compensation and benefits expense for the period ended March 31, 2003 is primarily attributable to a $76,000 increase in general salaries and benefits expense due to the hiring of nine employees to staff the Bank's Farmington branch, and $32,000 in expense associated with employee stock compensation plans, offset in part by $57,000 in expense related to the Company's repurchase of stock for the same period in 2002 in connection with employee compensation plans. Occupancy costs increased $25,000 for the period ended March 31, 2003 primarily due to increases in depreciation for furniture, fixtures, and equipment, maintenance contract expense and other occupancy costs associated with operating the new branch. Advertising expense increased $31,000 primarily due to the Bank's efforts to achieve growth in the Farmington, New Mexico market, where the new branch is located. Professional fees increased $17,000 primarily due to higher audit expense and accounting fees for the quarter ended March 31, 2003. Stationary, printing and office supplies increased $13,000 primarily due to the purchase of forms and supplies for the new branch. Other operating expenses increased $22,000, primarily due to higher loan expense, other real estate owned expense, correspondent bank expense and armored transit expense in the quarter ended March 31, 2003.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2003 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2002.

General

Net earnings for the nine months ended March 31, 2003 decreased $80,000 to $1,217,000 compared to net earnings of $1,297,000 for the comparable nine-month period in 2002. The decrease in net earnings was primarily the result of a $95,000 increase in the provision for loan losses and a $575,000 increase in non-interest expense partially offset by a $406,000 increase in net interest earnings and a $181,000 increase in non-interest earnings. Please refer to "Average Balance Sheets" for an analysis of the change in net interest earnings for the nine months ended March 31, 2003 compared to the same 2002 period.

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

                                          Nine-month period ended                      Nine-month period ended
                                               March 31, 2003                               March 31, 2002
                                               --------------                               --------------
                                    Average                      Average       Average                       Average
                                    Balance      Interest       Yield/Cost     Balance      Interest        Yield/Cost
                                    -------      --------       ----------     -------      --------        ----------
                                 (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $141,191        $7,594           7.17%     $131,100        $7,788            7.92%
Investment securities and
 Mortgage-backed securities          53,547         1,729           4.31%       57,271         2,306            5.37%
Other interest-earning
  assets (2)                          5,192           102           2.62%        3,776           113            3.99%
                                   --------        ------                     --------        ------

Total interest-earning assets       199,930         9,425           6.28%      192,147        10,207            7.05%
Non-interest-earning assets           8,997                                      7,594
                                   --------                                   --------

Total assets                       $208,927                                   $199,741
                                 ===========                                  ========
Interest-bearing liabilities:
  Transaction accounts              $ 8,678        $   52            .80%      $ 7,901        $   59            1.00%
  Passbook savings                    5,781            48           1.11%        4,640            44            1.26%
  Money market accounts              11,648           105           1.20%       10,066           127            1.68%
  Certificates of deposit            74,838         2,058           3.67%       76,639         3,033            5.28%
  Other liabilities (3)              76,216         2,379           4.16%       74,085         2,567            4.62%
                                    -------        ------                      -------         -----
Total interest-bearing
   liabilities                      177,161         4,642           3.49%      173,331         5,830            4.48%

Non-interest bearing
   liabilities                       14,746                                     10,773
                                   --------                                   --------

Total liabilities                   191,907                                    184,104

Stockholders' equity                 17,020                                     15,637
                                   --------                                   --------

Total liabilities and
  Stockholders' equity             $208,927                                   $199,741
                                   ========                                   ========

Net interest income                                $4,783                                     $4,377
                                                   ======                                     ======
Interest rate spread (4)                                            2.79%                                       2.57%
                                                                    ====                                        ====
Net yield on interest-
  earning  assets (5)                                               3.19%                                       3.04%
                                                                    ====                                        ====
Ratio of average interest-
  earning assets to average
interest-bearing  liabilities                                       1.13X                                       1.11X
                                                                    ====                                        ====

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

                                                        Nine-month period ended
                                                        March 31, 2003 vs. 2002
                                                          Increase (Decrease)
                                                               Due to
                                               ----------------------------------------
                                                                       Rate/
                                                 Volume      Rate      Volume       Net
                                                 ------      ----      ------       ---
                                                         (Dollars in Thousands)
Interest income:
  Loans receivable                             $   599    $  (737)   $   (56)   $  (194)
  Mortgage-backed securities and
     investment securities                        (150)      (455)        28       (577)
  Other interest-earning  assets                    42        (39)       (14)       (11)
                                               -------    -------    -------    -------
    Total interest-earning assets                  491     (1,231)       (42)      (782)
                                               -------    -------    -------    -------

Interest expense:

  Transaction accounts                               6        (12)        (1)        (7)
  Savings accounts                                  11         (5)        (2)         4
  Money markets                                     20        (36)        (6)       (22)
  Certificates of deposit                          (71)      (925)        21       (975)
  Other liabilities                                 74       (256)        (6)      (188)
                                               -------    -------    -------    -------
   Total interest-bearing liabilities               40     (1,234)         6     (1,188)
                                               -------    -------    -------    -------

Net change in interest earnings                $   451    $     3    $   (48)   $   406
                                               =======    =======    =======    =======

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $215,000 and $120,000 for the nine-month period ended March 31, 2003 and 2002, respectively. See "Comparison of Operating Results for the quarter ended March 31, 2003 compared to quarter ended March 31, 2002 - Provision for Losses on Loans."

Non-Interest Earnings

Total non-interest earnings increased by $181,000 or 64% to $464,000 for the nine months ended March 31, 2003 from $283,000 for the nine months ended March 31, 2002. This increase was primarily due to an increase in service charge income of $101,000, an increase in net gains from sales of loans of $80,000, and a $6,000 increase in miscellaneous income partially offset by a $10,000 decrease in net gains from sales of available-for-sale securities. The increase in service charge income is primarily due to increased insufficient fee charges collected on NOW and checking accounts. The increase in miscellaneous income is primarily due to a $5,000 gain on the sale of other real estate owned.

Non-Interest Expense

Total non-interest expense increased $575,000 or 22% to $3,186,000 for the nine months ended March 31, 2003 from $2,611,000 for the nine months ended March 31, 2002. The increase in non-interest expense was primarily attributable to increases in compensation and benefits, occupancy costs, advertising, stationary, printing and office supplies, professional fees, data processing, insurance and other operating expenses, offset by a decrease in stock services. The $274,000 increase in compensation and benefits expense for the nine month period ended March 31, 2003 is primarily attributable to a $260,000 increase in general salaries and benefits expense associated with the hiring of nine employees to staff the Bank's Farmington branch, $16,000 in expense related to director fee compensation and $56,000 in expense associated with employee stock compensation plans, offset in part by $57,000 in expense related to the Company's repurchase of stock for the same period in 2002 in connection with employee stock compensation plans. Occupancy costs increased $90,000 due primarily to increases in depreciation for furniture, fixtures, and equipment, maintenance contract expense and other occupancy costs associated with operating the new branch. Advertising expense increased $62,000 primarily due to the Bank's efforts to achieve growth in the Farmington, New Mexico market, where the new branch is located. Stationary, printing and office supplies increased $46,000 primarily due to the purchase of forms and supplies for the new branch. Professional fees increased $16,000 primarily due to higher audit expense, and accounting fees. Data processing increased $9,000 primarily due to an increase in expenses resulting from the processing cost associated with the growth in the volume of deposit and loan accounts, statement processing and transaction items being serviced. Insurance expense increased $9,000 due to an increase in insurance premiums. Other operating expenses increased $70,000, due primarily to higher loan expense, other real estate owned expense, correspondent bank expense, armored transit expense and telephone expense for the nine months ended March 31, 2003. The $7,000 decrease in stock services for 2002 is primarily due to the absence of a $7,400 regulatory filing fee paid to the OTS in the nine months ended March 31, 2002.


Item 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
     -----------------------------------------------
as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

                                 GFSB BANCORP, INC.


Date:  May 12, 2003              /s/Jerry R. Spurlin
                                 -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)

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



Date:  May 12, 2003                 /s/Richard C. Kauzlaric
       ------------                 ---------------------------
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



Date:  May 12, 2003                       /s/Jerry R. Spurlin
       ------------                       --------------------------------------
                                          Jerry R. Spurlin
                                          Chief Financial Officer