Form 10KSB
period 2003-06-30
GFSB BANCORP INC
filed 2003-09-26
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------
                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2003, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.

Commission File Number:  0-25854

                               GFSB BANCORP, INC.
                -------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

Delaware                                                       04-2095007
--------------------------------------------            ----------------------
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
or Organization)                                         Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                       87301
------------------------------------------                   ------------
(Address of Principal Executive Offices)                      (Zip Code)

Issuer's Telephone Number, Including Area Code:     (505) 722-4361
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $13,366,462

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average bid and asked price of the registrant's Common Stock on the Nasdaq Smallcap Market at September 15, 2003, was $9.4 million.

     As of September 15, 2003, there were issued and outstanding 1,146,270 shares of the registrant's Common Stock.

     Transitional Small Business Disclosure format (check one):

Yes               No    X
    -------          -------

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for Fiscal Year ended June 30, 2003. (Part II)
2. Portions of Proxy Statement for the 2003 Annual Meeting of Stockholders. (Part III)

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

                                                                              At June 30,
                                               ---------------------------------------------------------------------------
                                                      2003                        2002                    2001
                                               -----------------------       ------------------      ------------------
                                                  $                %            $           %           $          %
                                               -------          ------       -------     ------      -------     ------
                                                                                               (Dollars in Thousands)
Type of Loans:
  Mortgage loans:
    Residential.............................  $ 85,730(1)        57.51%     $ 89,804(1)   61.42%    $ 81,662(1)   60.44%
    Commercial real estate..................    25,913           17.38        21,726      14.86       23,085      17.09
  Construction:
    Residential.............................     2,735            1.84         2,623       1.79          830        .62
    Commercial..............................     5,280            3.54         4,715       3.23        5,397       3.99
                                               -------          ------       -------     ------      -------     ------
                                               119,658           80.27       118,868      81.30      110,974      82.14
                                               -------          ------       -------     ------      -------     ------
  Commercial business.......................    23,655           15.87        21,824      14.93       18,042      13.35
                                               -------          ------       -------     ------      -------     ------
  Consumer:
    Savings account.........................     1,212             .81         1,452        .99        1,228        .91
    Automobile and other....................     4,538            3.05         4,061       2.78        4,867       3.60
                                               -------          ------       -------     ------      -------     ------
                                                 5,750            3.86         5,513       3.77        6,095       4.51
                                               -------          ------       -------     ------      -------     ------

  Total loans...............................  $149,063          100.00%     $146,205     100.00%    $135,111     100.00%
                                               -------          ======       -------     ======      -------     ======
Less:
  Loan participations sold..................      (475)                         (773)                 (3,156)
  Loans in process..........................        --                            --                      --
  Deferred loan origination fees and costs..      (796)                         (767)                   (699)
  Allowance for loan losses.................    (1,396)                         (984)                   (825)
                                               -------                       -------                 -------
Total loans, net............................  $146,396                      $143,681                $130,431
                                               =======                       =======                 =======

Type of Security:
 Mortgage loans:
    One-to-four-family......................  $ 83,052           55.72%     $ 87,661      59.96%    $ 83,251      61.62%
    Commercial real estate..................    32,554           21.84        28,662      19.60       26,546      19.65
    Multi-family............................     3,255            2.18         2,437       1.67          991        .73
                                               -------          ------       -------     ------      -------     ------
                                               118,861           79.74       118,760      81.23      110,788      82.00
                                               -------          ------       -------     ------      -------     ------
  Commercial business.......................    24,444           16.40        21,928      15.00       18,228      13.49
                                               -------          ------       -------     ------      -------     ------
  Consumer:
    Savings accounts........................     1,212             .81         1,453        .99        1,188        .88
    Automobile and other....................     4,546            3.05         4,064       2.78        4,907       3.63
                                               -------          ------       -------     ------      -------     ------
                                                 5,758            3.86         5,517       3.77        6,095       4.51
                                               -------          ------       -------     ------      -------     ------
Total.......................................  $149,063          100.00%     $146,205     100.00%    $135,111     100.00%
                                               =======          ======       =======     ======      =======     ======

                                                                At June 30,
                                                 -------------------------------------------
                                                         2000                    1999
                                                 -------------------      ------------------
                                                    $           %            $          %
                                                 -------      ------      -------     ------
                                                        (Dollars in thousands)
Type of Loans:
  Mortgage loans:
    Residential...............................  $ 78,920       69.08%    $ 72,290      70.85%
    Commercial real estate....................    18,376       16.09       17,199      16.86
  Construction:
    Residential...............................       581         .51          828        .81
    Commercial................................     3,787        3.31        2,733       2.68
                                                 -------      ------      -------     ------
                                                 101,664       88.99       93,050      91.20
                                                 -------      ------      -------     ------
  Commercial business.........................     6,853        6.00        4,460       4.36
                                                 -------      ------      -------     ------
  Consumer:
    Savings account...........................     1,083         .95        1,067       1.05
    Automobile and other......................     4,642        4.06        3,459       3.39
                                                 -------      ------      -------     ------
                                                   5,725        5.01        4,526       4.44
                                                 -------      ------      -------     ------

  Total loans.................................  $114,242      100.00%    $102,036     100.00%
                                                 -------      ======      -------     ======
Less:
  Loan participations sold....................    (3,308)                  (2,938)
  Loans in process............................        --                   (1,443)
  Deferred loan origination fees and costs....      (645)                    (647)
  Allowance for loan losses...................      (512)                    (443)
                                                 -------                  -------
Total loans, net..............................  $109,777                $  96,565
                                                 =======                 ========

Type of Security:
 Mortgage loans:
    One-to-four-family........................  $ 78,790       68.97%    $ 72,174      70.73%
    Commercial real estate....................    22,135       19.38       19,844      19.45
    Multi-family..............................       711         .62          944        .93
                                                 -------      ------      -------     ------
                                                 101,636       88.97       92,962      91.11
                                                 -------      ------      -------     ------
  Commercial business.........................     6,881        6.02        4,548       4.45
                                                 -------      ------      -------     ------
  Consumer:
    Savings accounts..........................     1,083         .95        1,067       1.05
    Automobile and other......................     4,642        4.06        3,459       3.39
                                                 -------      ------      -------     ------
                                                   5,725        5.01        4,526       4.44
                                                 -------      ------      -------     ------
Total.........................................  $114,242      100.00%    $102,036     100.00%
                                                 =======      ======      =======     ======

_________
(1) Included in this category are loans classified as held for sale of $132,000, $297,000, and $980,000, respectively. Such loans constitute one-to-four family mortgage loans.

LOAN MATURITY TABLES

     The following table sets forth the estimated maturity of the Registrant's loan portfolio at June 30, 2003. The table does not include prepayments or scheduled principal repayments. Prepayments or scheduled principal repayments totaled $40.7 million for the year ended June 30, 2003. All mortgage loans are shown as maturing based on contractual maturities.

                                                               Due         Due after
                                                              within       1 through     Due after
                                                              1 year        5 years       5 years        Total
                                                              ------       ----------    ----------      -----
                                                                              (In Thousands)
One-to-four-family.........................................  $   658        $ 5,995       $74,702       $ 81,355
Multi-family and commercial real estate....................    4,379         16,439         8,673         29,491
Construction...............................................    3,898          4,023            94          8,015
Commercial business........................................   12,918          7,217         4,309         24,444
Consumer...................................................    1,531          2,342         1,885          5,758
                                                              ------         ------        ------        -------
Total......................................................  $23,384        $36,016       $89,663       $149,063
                                                              ======         ======        ======        =======

     The following table sets forth as of June 30, 2003 the dollar amount of all loans due after June 30, 2004, which have fixed rates of interest and floating or adjustable interest rates.

                                                                             Floating or
                                                          Fixed Rates       Adjustable Rates        Total
                                                          -----------       ----------------        -----
                                                                            (In Thousands)
One-to-four-family........................................ $ 79,328             $ 1,369           $ 80,697
Multi-family and commercial real estate...................   15,795               9,317             25,112
Construction..............................................      940               3,177              4,117
Commercial business.......................................    2,653               8,873             11,526
Consumer..................................................    2,460               1,767              4,227
                                                            -------              ------            -------
Total..................................................... $101,176             $24,503           $125,679
                                                            =======              ======            =======

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

     The Registrant primarily originates fixed-rate mortgage loans that have maturities of up to 15 years. In addition, the Registrant originates loans with terms over 15 years for sale in the secondary market. Generally, the Registrant's underwriting guidelines conform to Federal Home Loan Mortgage Corporation ("FreddieMac") and Federal National Mortgage Association ("FannieMae") guidelines. At June 30, 2003, fixed rate loans held-for-sale totalled approximately $132,000.

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

     LOAN APPROVAL AUTHORITY AND UNDERWRITING. The loan approval process is segmented by the type and size of loan. All loans secured by deposit accounts as well as small real estate, commercial and consumer loans may be approved by certain loan officers within designated limits. Members of senior management have varying individual levels of authority to approve loans up to a maximum of $100,000 for unsecured loans and $350,000 for secured loans. The Management Loan Committee, consisting of all senior management and one non-employee Director, may approve loans in excess of individual officer limits up to a maximum of $1,000,000 secured and $500,000 unsecured. The Board of Directors approves loans over $1,000,000 secured and $500,000 unsecured and also reviews all loans that have been approved by officers or committees.

     The Registrant uses board approved independent fee appraisers on most real estate loans. It is the Registrant's policy to obtain title insurance on all properties securing real estate loans and to obtain insurance coverage appropriate to the collateral on secured loans.

     LOAN COMMITMENTS. At June 30, 2003, the Registrant had $11 million of outstanding commitments to originate new loans at market interest rates, $4 million in undisbursed funds related to construction loans and $6 million in commitment to fund lines and letters of credit.

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

     The following table sets forth information regarding nonaccrual loans and real estate owned, as of the dates indicated. The Registrant has no loans categorized as troubled debt restructurings within the meaning of the Statement of Financial Accounting Standards ("SFAS") 15 and no impaired loans within the meaning of SFAS 114, as amended by SFAS 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans totalled $95,962 for the year ended June 30, 2003.

                                                                                  At June 30,
                                                                 -----------------------------------------------
                                                                  2003      2002      2001      2000      1999
                                                                  -----     -----     -----     -----     -----
                                                                                   (In Thousands)
Loans accounted for on a non-accrual basis:

Mortgage loans:
  Construction ...............................................   $1,124    $   --    $   --    $   --    $   --
  Permanent loans secured by 1-4 dwelling units ..............      771        70       398       542        78
  All other mortgage loans ...................................      317         6        48        83        75
Non-mortgage loans:
  Commercial .................................................       56       164        64        16        --
  Consumer ...................................................       49         6        99        78        66
                                                                  -----     -----     -----     -----     -----
      Total ..................................................   $2,317    $  246    $  609    $  719    $  219
                                                                  -----     -----     -----     -----     -----

Accruing loans which are contractually past
 due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ..............   $   --    $  621    $   --    $   --    $   --
  All other mortgage loans ...................................       --       108        --        --        --
  Commercial .................................................       --        20        --        --        --
  Consumer ...................................................       --        67        --        --        --
                                                                  -----     -----     -----     -----     -----
      Total ..................................................   $   --    $  816    $   --    $   --    $   --
                                                                  =====     =====     =====     =====     =====

Total non-accrual and accrual loans ..........................   $2,317    $1,062    $  609    $  719    $  219
                                                                  -----     -----     -----     -----     -----
Real estate owned ............................................      195       143        --        38       150
Other repossessed ............................................       19         7        --        --        --
                                                                  -----     -----     -----     -----     -----
Total non-performing assets ..................................   $2,531    $1,212    $  609    $  757    $  369
                                                                  =====     =====     =====     =====     =====

Total non-accrual and accrual loans to net loans .............     1.59%     .74%       .47%      .66%      .23%
Total non-accrual and accrual loans to total assets ..........     1.01%     .51%       .31%      .41%      .15%
Total non-performing assets to total assets ..................     1.10%     .59%       .31%      .43%      .24%

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

     At June 30, 2003, there were [NO] loans with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms.

     The following table sets forth the Registrant's classified assets in accordance with its classification system at June 30, 2003 (in thousands):


                   Special mention.........   $5,211
                   Substandard ............    4,033
                   Doubtful ...............       43
                   Loss ...................       --
                                              ------
                   Total ..................   $9,287
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

     The following table sets forth information with respect to the Registrant's allowance for loan losses at the dates indicated.

                                                                                     At June 30,
                                                           -----------------------------------------------------------------
                                                             2003           2002         2001            2000         1999
                                                           ---------     ---------     ---------     ---------     ---------
                                                                                (Dollars in Thousands)

Total loans outstanding, net ...........................   $ 146,396     $ 143,681     $ 130,431     $ 109,777     $  96,565
                                                           =========     =========     =========     =========     =========
Average loans outstanding ..............................   $ 141,695     $ 132,771     $ 121,237     $ 103,252     $  88,355
                                                           =========     =========     =========     =========     =========

Allowance balances (at beginning of period) ............   $     984     $     825     $     512     $     443     $     387
Provision:
  Residential ..........................................          11            48            58            57            14
  Consumer and commercial business .....................         441           177           287           148           124
                                                           ---------     ---------     ---------     ---------     ---------
                                                                 452           225           345           648           525
                                                           ---------     ---------     ---------     ---------     ---------
Charge-offs:
  Residential ..........................................          (6)          (11)           --          (113)          (64)
  Consumer and commercial business .....................         (37)          (81)          (32)          (25)          (18)
Recoveries:
  Residential ..........................................           1            --            --            --            --
  Consumer and commercial business .....................           2            26            --             2            --
                                                           ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries ...........................         (40)          (66)          (32)         (136)          (82)
                                                           ---------     ---------     ---------     ---------     ---------

Allowance balance (at end of period) ...................   $   1,396     $     984     $     825     $     512     $     443
                                                           =========     =========     =========     =========     =========

Allowance for loan losses as a percent
  of total loans outstanding, net ......................         .95%          .68%          .63%          .47%          .46%
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

                                                               At June 30,
                                 -----------------------------------------------------------------------------
                                           2003                      2002                     2001
                                 ------------------------   ------------------------   -----------------------
                                              Percent of                 Percent of              Percent of
                                              Loans in Each              Loans in Each           Loans in Each
                                              Category to                Category to             Category to
                                 Amount       Total Loans    Amount      Total Loans   Amount    Total Loans
                                 ------       ------------   ------      ------------  ------    -------------

Residential real estate........  $  312         57.51%      $ 307          61.42%     $ 275        60.44%
Commercial real estate.........     221         17.38         163          14.86        156        17.09
Construction, consumer and
  commercial business..........     863         25.11         514          23.72        394        22.47
                                  -----        ------        ----         ------       ----       ------

  Total........................  $1,396        100.00%      $ 984         100.00%     $ 825       100.00%
                                  =====        ======        ====         ======       ====       ======

                                                    At June 30,
                                 ----------------------------------------------------
                                          2000                      1999
                                  -----------------------   -------------------------
                                             Percent of                 Percent of
                                             Loans in Each              Loans in Each
                                             Category to                Category to
                                   Amount    Total Loans    Amount      Total Loans
                                   ------    ------------   ------      -------------
Residential real estate.........   $217        69.08%       $273          70.85%
Commercial real estate..........    131        16.09          70          16.86
Construction, consumer and
  commercial business...........    164        14.83         100          12.29
                                    ---       ------         ---         ------

  Total.........................   $512       100.00%       $443         100.00%
                                    ===       ======         ===         ======

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

     Current regulatory and accounting guidelines regarding investment securities (including mortgage- backed securities) require the Registrant to categorize securities as "held-to-maturity," "available-for-sale" or "trading." As of June 30, 2003, Registrant had securities (including mortgage-backed securities) classified as "held-to-maturity" and "available-for-sale" in the amount of $675,997 and $67,796,520, respectively, and had no securities classified as "trading." Securities classified as "available-for-sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available-for-sale do not affect the Company's income. In addition, changes in the market value of securities available-for-sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At June 30, 2003, the Registrant's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds, (viii) mortgage derivative securities, (ix) private-label mortgage pass-thru securities and commercial paper. The board of directors may authorize additional investments.

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

     INVESTMENT PORTFOLIO. The following table sets forth the carrying value of the Registrant's securities at the dates indicated.

                                                              At June 30,
                                                     ---------------------------
                                                       2003      2002      2001
                                                     -------   -------   -------
                                                            (In Thousands)
Securities held-to-maturity:
  Tax-exempt securities ..........................   $   676   $   410   $   955
  Corporate debt securities ......................        --       995       991
                                                     -------   -------   -------
    Total securities held-to-maturity ............       676     1,405     1,946
                                                     -------   -------   -------

Securities available-for-sale:
  Mutual funds ...................................     9,943     2,828     2,717
  US agency securities ...........................     5,626     2,771     1,237
  FreddieMac stock ...............................     1,116     1,346     1,539
  FannieMae/SLMA preferred .......................     1,425     1,500     2,509
  SLMA asset-backed note .........................     1,858     1,980     1,980
  Tax-exempt securities ..........................     5,443     5,610     5,119
  Taxable securities .............................        --        --        --
  Collateralized mortgage obligations ............     3,869     7,939     6,703
  Mortgage-backed securities .....................    38,517    27,290    32,377
                                                     -------   -------   -------
    Total securities available-for-sale ..........    67,797    51,264    54,181
                                                     -------   -------   -------
Total investment and mortgage-backed securities ..   $68,473   $52,669   $56,127
                                                     =======   =======   =======

     The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 2003. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                              June 30, 2003
                                                   --------------------------------------------------------------------
                                                         Less than                   1 to              Over 5 to
                                                           1 year                   5 years            10 years
                                                   -------------------    -------------------    -------------------
                                                   Carrying    Average    Carrying    Average    Carrying    Average
                                                    Value       Yield       Value      Yield      Value       Yield
                                                    -----       -----       -----      -----      -----       -----
                                                                         (Dollars in Thousands)
  Securities held-to-maturity:
    Tax-exempt securities (1)....................    $ 270        4.00%    $   145      4.25%    $    --         --%
    Corporate debt securities....................       --          --          --        --          --         --
                                                    ------                  ------                ------
        Total securities held-to-maturity........      270        4.00         145      4.25          --         --
                                                    ------                  ------                ------

  Securities available-for-sale:
    Mutual funds.................................    9,938        2.13          --        --          --         --
    US Agency securities.........................      500        4.41       5,055      2.41          --         --
    FreddieMac stock (2).........................       --          --          --        --          --         --
    FannieMae/SLMA preferred.....................       --          --          --        --          --         --
    SLMA asset-backed securities.................       --          --          --        --          --         --
    Tax-exempt securities (1)....................       --          --         654      4.47          --         --
    Taxable securities...........................       --          --          --        --          --         --
    Collateralized mortgage obligations
         securities..............................       --          --          --        --       1,141       1.42

     Mortgage-backed securities..................       --          --          --        --       2,811       3.99
        Total securities available-for-sale......   10,438        2.24       5,709      2.65       3,952       3.25
                                                    ------                  ------                ------

  Total investment and mortgage-backed
     securities..................................  $10,708       2.28%     $ 5,854     2.64%     $ 3,952      3.25%
                                                    ======       ====       ======     ====       ======      ====
                                                                              June 30, 2003
                                                       -----------------------------------------------------
                                                            Over 10                       Total
                                                             years                      Securities
                                                       -----------------     -------------------------------
                                                       Carrying  Average     Carrying                 Market
                                                        Value     Yield       Value       Yield       Value
                                                        -----     -----       -----       -----       -----
                                                                         (Dollars in Thousands)
  Securities held-to-maturity:
    Tax-exempt securities (1)....................     $   261      8.75%    $   676        5.89%    $   697
    Corporate debt securities....................          --        --          --          --          --
                                                       ------                ------                  ------
        Total securities held-to-maturity........         261      8.75         676        5.89         697
                                                       ------                ------                  ------

  Securities available-for-sale:
    Mutual funds.................................          --        --       9,938        2.13       9,943
    US Agency securities.........................          --        --       5,555        2.59       5,626
    FreddieMac stock (2).........................           8      1.90           8        1.90       1,116
    FannieMae/SLMA preferred.....................       1,500      3.54       1,500        3.54       1,425
    SLMA asset-backed securities.................       1,852      1.97       1,852        1.97       1,858
    Tax-exempt securities (1)....................       4,202      6.19       4,856        5.96       5,443
    Taxable securities...........................          --        --          --          --          --
    Collateralized mortgage obligations
         securities..............................       2,713      3.28       3,854        2.73       3,869

     Mortgage-backed securities..................      35,479      3.49      38,290        3.53      38,517
        Total securities available-for-sale......      45,754      3.67      65,853        3.33      67,797
                                                       ------                ------                  ------

  Total investment and mortgage-backed
     securities..................................     $46,015     3.70%     $66,529       3.35%     $68,494
                                                       ======     ====       ======       ====       ======

___________
(1) Average yield is computed on a book value basis rather than a tax equivalent basis.
(2)  Average yield is computed on a redemption value basis.

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

     DEPOSITS. Consumer and commercial deposits are attracted principally from within the Registrant's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors. At June 30, 2003, the Registrant had $5,000,000 in brokered accounts.

     TIME DEPOSITS. The following table indicates the amount of the Registrant's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2003.

     Maturity Period                                  Time Deposits
     ---------------                                  -------------
                                                      (In Thousands)

     Within three months............................. $ 6,461
     More than three through six months..............   8,683
     More than six through nine months...............   5,437
     Over nine months................................  24,680
                                                       ------
                     Total                            $45,261
                                                       ======

BORROWINGS

     The Registrant may obtain advances from the FHLB of Dallas (the "FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Registrant's stock in the FHLB, a portion of the Registrant's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Registrant, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2003, borrowings with the FHLB totaled $76,641,834 of which $27,514,387 were short-term. The following table sets forth the maximum month end balances and the average balance of FHLB advances for the periods indicated.

                                                              June 30,
                                                   -----------------------------
                                                     2003       2002       2001
                                                   -------    -------    -------
                                                         (In Thousands)
Maximum amount of short-term
  borrowings outstanding at any month end:
      Advances from FHLB .......................   $39,954    $34,727    $69,095

Approximate average short-term
  borrowings outstanding with respect to:
      Advances from FHLB .......................   $32,978    $30,072    $54,559

      Approximate weighted average rate paid on:
      Advances from FHLB .......................      1.54%      4.32%      5.17%

PERSONNEL

     As of June 30, 2003, the Registrant employed 52 employees with 50 working full-time. None of the Registrant's employees are represented by a collective bargaining group. The Registrant believes that its relationship with its employees is good.

REGULATION

     Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

REGULATION OF THE COMPANY

     RECENT LEGISLATION TO CURTAIL CORPORATE ACCOUNTING IRREGULARITIES. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject publicly-traded companies to additional and more cumbersome reporting regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

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

     The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the risk-based system established by the FDIC for setting deposit insurance premiums, the 2003 insurance assessment rates for SAIF-member institutions range from 0% to .27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. The Bank currently qualifies for the lowest assessment rate under the risk-based assessment system and, accordingly, did not pay any deposit insurance assessments during the past fiscal year.

     In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. For calendar 2002, the average annual assessment rate was .0168% of insured deposits and, for 2003, the average annual assessment rate will be approximately .0160% of insured deposits.

     LOANS TO ONE BORROWER. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2003, the Registrant's lending limit for loans to one borrower was approximately $2,404,970 and the Registrant had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

     REGULATORY CAPITAL REQUIREMENTS. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2003, the Bank was in compliance with its regulatory capital requirements.

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

     In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2003, the Bank was classified as "well capitalized."

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

     QUALIFIED THRIFT LENDER TEST. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FHLMC and the FNMA, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2003, the Bank was in compliance with its QTL requirement, with 81.67% of its assets invested in Qualified Thrift Investments.

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

     As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At June 30, 2003, the Bank was in compliance with this requirement.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2003, the Bank was in compliance with these Federal Reserve Board requirements.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 2003 (the "Annual Report") is incorporated herein by reference.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         Not applicable.

ITEM 8 A.  CONTROLS AND PROCEDURES
----------------------------------

     (a)  Evaluation  of  disclosure  controls  and  procedures.  Based on their
          -----------------------------------------------------
evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. During the last quarter of the year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     The information required under this item is incorporated herein by reference to the Proxy Statement for the 2003 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

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

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth  below is  information  as of June 30,  2003 with  respect to
compensation   plans  under  which  equity  securities  of  the  Registrant  are authorized for issuance.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                                   (a)                    (b)                     (c)

                                                                                            Number of securities
                                          Number of securities     Weighted-average        remaining available for
                                            to be issued upon      exercise price of    future issuance under equity
                                               exercise of            outstanding       compensation plans (excluding
                                          outstanding options,     options, warrants       securities reflected in
                                          warrants and rights         and rights                 column (a))
                                          -------------------      ------------------    ----------------------------
Equity compensation plans
approved by shareholder:

    1995 Stock Option Plan...........              87,724                $ 7.34                   59,680

    Management Stock                                9,290                  0.00                   19,032
         Bonus Plan..................

    2000 Stock Option Plan...........                   0                   N/A                   58,500

Equity compensation plans
not approved by shareholders:

    Directors Stock
        Compensation Plan(1)........               11,946                 11.00                        0
                                                  -------                 -----                  -------
     TOTAL..........................              108,960                $ 7.12                  137,212
                                                  =======                 =====                  =======

---------------
(1) Plan approved by the Company's board of directors on March 22, 2000.

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

     1. The consolidated statements of financial condition of GFSB Bancorp, Inc. and Subsidiary as of June 30, 2003 and 2002 and the related consolidated statements of earnings and comprehensive earnings, changes in stockholders' equity and cash flows for each of the two years ended June 30, 2003, together with the related notes and the independent auditors' report of Neff + Ricci LLP, independent certified public accountants.

     2. Schedules omitted as they are not applicable.

       The following exhibits are included in this Report or are incorporated herein by reference.

         3.     (a)    List of Exhibits

                3.1    Certificate of Incorporation of GFSB Bancorp, Inc.*
                3.2    Bylaws of GFSB Bancorp, Inc.*
                10.1   1995 Stock Option Plan**
                10.2   Management Stock Bonus Plan**
                10.3   Form of Directors Deferred Compensation Agreement between
                         the Bank and Directors***
                10.4   Form of Directors Stock Compensation Plan between the
                         Company and Directors of the Company***
                10.5   2000 Stock Option Plan****
                13     Portions of the 2003 Annual Report to Stockholders
                21     Subsidiaries of the Registrant (See "Item 1 - Description
                         of Business")
                23     Consent of Neff + Ricci LLP
                31.1   Certification pursuant to Section 302 of the Sarbanes-
                         Oxley Act of 2002
                31.2   Certification pursuant to Section 302 of the Sarbanes-
                         Oxley Act of 2002
                32     Certification pursuant to Section 906 of the Sarbanes-
                         Oxley Act of 2002.

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

     (b) Reports on Form 8-K

          Not Applicable.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of September 26, 2003.

                               GFSB BANCORP, INC.


                               By: /s/ Richard C. Kauzlaric
                                   ---------------------------------------
                                   Richard C. Kauzlaric
                                   President
                                  (Duly Authorized Representative)


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated as of September 26, 2003.



/s/ Dr. Wallace R. Phillips                 /s/ Richard C. Kauzlaric
----------------------------------          ---------------------------------
Dr. Wallace R. Phillips                     Richard C. Kauzlaric
Chairman of the Board                       President and Director
                                            (Principal Executive Officer)



/s/ Vernon I. Hamilton                      /s/ Jerry R. Spurlin
----------------------------------          ---------------------------------
Vernon I. Hamilton                          Jerry R. Spurlin
Director                                    Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer)



/s/ Charles L. Parker, Jr.                  /s/ Michael P. Mataya
----------------------------------          ---------------------------------
Charles L. Parker, Jr.                      Michael P. Mataya
Director                                    Treasurer and Director




                                            /s/ George S. Perce
----------------------------------          ---------------------------------
James Nechero, Jr.                          George S. Perce
Director                                    Secretary and Director