Form 10QSB
period 2003-09-30
GFSB BANCORP INC
filed 2003-11-07
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [|X|] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003
                                               ------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

            For the transition period from          to
                                           --------    --------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                         04-2095007
--------------------------------------------                 -------------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
or Organization)                                             Identification No.)



221 West Aztec Avenue, Gallup, New Mexico                           87301
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code:                (505) 726-6500
                                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes    |X|        No
                          -------          ------

As of October 31, 2003, there were issued and outstanding 1,146,270 shares of the registrant's Common Stock.

Transitional Small Business Disclosure format:
                     Yes               No    [X]
                          -------          ------

                               GFSB Bancorp, Inc.


                                      Index

                                                                                      Page No.
                                                                                      --------

                          PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition
               September 30, 2003 and June 30, 2003                                       3

           Condensed Consolidated Statements of Earnings and Comprehensive Earnings
               Three months ended September 30, 2003 and September 30, 2002               4

           Condensed Consolidated Statements of Cash Flows
               Three months ended September 30, 2003 and September 30, 2002               6

           Notes to Condensed Consolidated Financial Statements                           8

Item 2.    Management's Discussion and Analysis or Plan of Operation                      9

Item 3.    Controls and Procedures                                                       12

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                             13

Item 2.    Changes in Securities and Use of Proceeds                                     13

Item 3.    Defaults Upon Senior Securities                                               13

Item 4.    Submission of Matters to a Vote of Security Holders                           13

Item 5.    Other Information                                                             13

Item 6.    Exhibits and Reports on Form 8-K                                              13

           Signatures                                                                    14

                                        2

                                            GFSB Bancorp, Inc.

                        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                               September 30,       June 30,
                                                                                   2003              2003
                                                                             ----------------   ----------------
                                                                                (Unaudited)
                                                       ASSETS
Cash and due from banks                                                        $   7,597,145    $   6,785,410
Interest-bearing deposits with banks                                                 673,112          466,948
Available-for-sale investment securities                                          33,396,255       29,279,417
Available-for-sale mortgage-backed securities                                     33,822,894       38,517,103
Held-to-maturity investment securities                                               675,998          675,997
Stock of Federal Home Loan Bank, at cost, restricted                               4,354,600        4,332,800
Loans receivable, net, substantially pledged                                     157,001,450      146,264,291
Loans held-for-sale                                                                  455,095          132,000
Accrued interest and dividends receivable                                            950,616          844,722
Premises and equipment                                                             2,420,314        2,313,815
Other real estate and repossessed property                                           213,953          213,953
Prepaid and other assets                                                             180,545          128,197
                                                                               -------------    -------------
        TOTAL ASSETS                                                           $ 241,741,977      229,954,653
                                                                               =============    =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                                   $  27,727,669    $  24,937,782
Savings and MMDA deposits                                                         20,143,641       17,264,978
Time deposits                                                                     89,244,915       87,556,558
Advances from Federal Home Loan Bank                                              77,973,409       76,641,834
Other secured borrowings                                                           6,095,576        3,657,911
Repurchase agreements                                                                811,228          584,902
Accrued interest payable                                                             522,682          515,872
Advances from borrowers for taxes and insurance                                      567,392          365,193
Accounts payable and accrued liabilities                                             288,481          250,015
Deferred income taxes                                                                211,382          312,796
Dividends declared and payable                                                       122,467          122,467
Income taxes payable                                                                 216,298                -
                                                                               -------------    -------------
        TOTAL LIABILITIES                                                        223,925,140      212,210,308
                                                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES                                                              -                -

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                              -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,146,270 issued and outstanding
  at September 30, 2003 and June 30, 2003                                            114,627          114,627
Additional paid-in-capital                                                         2,900,389        2,853,446
Unearned ESOP stock                                                                 (121,847)        (139,882)
Retained earnings, substantially
  restricted                                                                      13,837,799       13,633,421
Accumulated other comprehensive
earnings                                                                           1,085,869        1,282,733
                                                                               -------------    -------------
        TOTAL STOCKHOLDERS' EQUITY                                                17,816,837       17,744,345
                                                                               -------------    -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 241,741,977    $ 229,954,653
                                                                               =============    =============

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                                 Three months ended
                                                                    September 30,
                                                               -------------------------
                                                                   2003           2002
                                                                ----------   ----------
                                                                (Unaudited)  (Unaudited)
Interest income
             Loans receivable
                                Mortgage loans                  $2,045,024   $2,135,694
                                Commercial loans                   328,838      331,480
                                Share and consumer loans           108,569      108,963
             Investment and mortgage-backed securities             499,202      638,059
             Other interest-earning assets                          25,473       32,805
                                                                ----------   ----------

                                TOTAL INTEREST EARNINGS          3,007,106    3,247,001

Interest expense
             Deposits                                              753,160      794,345
             Advances from Federal Home Loan Bank                  705,638      804,994
             Repurchase agreements                                     104        2,142
                                                                ----------   ----------

                                TOTAL INTEREST EXPENSE           1,458,902    1,601,481
                                                                ----------   ----------

                                NET INTEREST EARNINGS            1,548,204    1,645,520

Provision for loan losses                                           60,000       25,000
                                                                ----------   ----------

                                NET INTEREST EARNINGS AFTER
                                  PROVISION FOR LOAN LOSSES      1,488,204    1,620,520
                                                                ----------   ----------

Non-interest earnings
             Income from real estate operations                      2,200        2,200
             Miscellaneous income                                   13,681       12,165
             Net gains from sales of loans                          10,784       15,206
             Service charge income                                 170,548       98,779
                                                                ----------   ----------

                                TOTAL NON-INTEREST EARNINGS        197,213      128,350
                                                                ----------   ----------

Non-interest expense
             Compensation and benefits                             586,123      538,306
             FDIC insurance                                          4,730        4,329
             Insurance                                              13,208       12,288
             Stock services                                          6,584        3,944
             Occupancy                                             134,827      136,040
             Data processing                                        89,484       68,072
             Professional fees                                      45,570       33,648
             Advertising                                            57,050       35,713
             Stationary, printing and office supplies               30,905       44,828
             ATM expense                                            14,578       15,357
             Supervisory exam fees                                  14,585       13,900
             Postage                                                19,286       12,319
             Other                                                 100,475       77,055
                                                                ----------   ----------

                                TOTAL NON-INTEREST EXPENSE       1,117,405      995,799
                                                                ----------   ----------


                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                    Three months ended
                                                                       September 30,
                                                                -------------------------------
                                                                   2003               2002
                                                               -----------          -----------
                                                                (Unaudited)          (Unaudited)
                                EARNINGS BEFORE INCOME TAXES       568,012              753,071

Income tax expense
             Currently payable                                     241,167              241,468
             Deferred provision                                          -                    -
                                                               -----------          -----------
                                                                   241,167              241,468
                                                               -----------          -----------
                                NET EARNINGS                   $   326,845          $   511,603
                                                               ===========          ===========


Other Comprehensive Earnings
             Unrealized (loss) gain, net of tax                   (196,863)              18,671
                                                               -----------    -----------------
                                COMPREHENSIVE EARNINGS             129,982              530,274
                                                               ===========          ===========


Earnings per common share
             Basic                                             $      0.29                 0.46
                                                               ===========          ===========

Weighted average number of common shares outstanding
             Basic                                               1,121,733            1,112,130
                                                               ===========          ===========

Earnings per common share
             Diluted                                                  0.28                 0.44
                                                               ===========          ===========

Weighted average number of common shares outstanding
             Diluted                                             1,169,955            1,156,063
                                                               ===========          ===========


Comprehensive earnings per common share
             Basic                                                    0.12                 0.48
                                                               ===========          ===========
             Diluted                                                  0.11                 0.46
                                                               ===========          ===========
Dividends per share                                                   0.11                 0.10
                                                               ===========          ===========

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                          Three months ended
                                                                             September 30,
                                                                     ----------------------------
                                                                         2003            2002
                                                                     ------------    ------------
                                                                       (Unaudited)     (Unaudited)
Cash flows from operating activities
           Net earnings                                              $    326,845    $    511,603
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                      (158,702)        (55,277)
                     Gain on sale of loans                                (10,784)        (15,206)
                     Provision for loan losses                             60,000          25,000
                     Depreciation of premises and equipment                72,619          71,665
                     Amortization of investment and mortgage-
                       backed securities premiums                         147,273         (11,094)
                     Stock dividends on FHLB stock                        (21,800)        (31,800)
                     Release of ESOP stock                                 57,356          45,803
                     Stock compensation under management stock
                        bonus plan                                          9,706           7,687

           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable           (105,894)         30,331
                     Prepaid and other assets                             (52,349)        (37,142)
                     Accrued interest payable                               6,810          27,398
                     Accounts payable and accrued liabilities              28,760             (98)
                     Income taxes payable                                 216,298         242,168
                                                                     ------------    ------------
                               Net cash provided by
                               operating activities                       576,138         811,038
                                                                     ------------    ------------
Cash flows from investing activities
           Purchase of premises and equipment                            (179,118)        (17,327)
           Loan originations and principal
             repayment on loans, net                                  (11,803,750)       (933,778)
           Change in secured borrowings                                 2,437,665        (495,062)
           Proceeds from the sale of loans                                852,982         918,178
           Principal payments on mortgage-backed securities             5,396,403       2,291,281
           Principal payments on available-for-sale securities            439,976       1,649,872
           Purchases of mortgage-backed securities                       (979,375)     (3,141,114)
           Purchases of available-for-sale securities                  (5,225,184)        (22,358)
           Maturities and proceeds from sale of available-for-sale
             securities                                                   500,000          85,000
                                                                     ------------    ------------
                               Net cash (used) provided by
                               investing activities                    (8,560,401)        334,692
                                                                     ------------    ------------

                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                           Three months ended
                                                                             September 30,
                                                                     ------------------------------
                                                                          2003            2002
                                                                     -------------    -------------
                                                                        (Unaudited)      (Unaudited)
Cash flows from financing activities
           Net increase in transaction accounts, passbook savings,   $   7,356,907    $   3,704,270
             money market accounts, and certificates of deposit
           Repurchase agreements                                           226,326          375,317
           Net increase in mortgage escrow funds                           202,199          176,997
           Proceeds from FHLB advances                                 523,764,296       91,986,387
           Repayments on FHLB advances                                (522,432,721)     (96,659,386)
           Dividends paid or to be paid in cash                           (122,467)        (110,506)
           Price paid for vested management bonus
              stock plan stock                                               7,622                -
                                                                     -------------    -------------
                               Net cash provided (used) by
                               financing activities                      9,002,162         (526,921)
                                                                     -------------    -------------

           Increase in cash and cash equivalents                         1,017,899          618,809

           Cash and cash equivalents at beginning of period              7,252,358        5,651,491
                                                                     -------------    -------------

           Cash and cash equivalents at end of period                $   8,270,257        6,270,300
                                                                     =============    =============
Supplemental disclosures of cash flow information
           Cash paid during the period for
                     Interest on deposits and advances               $   1,452,092    $   1,574,084
                     Income taxes                                           24,869                -

           Change in unrealized gain, net of deferred
             taxes on available-for-sale securities                       (196,863)          18,671

           Dividends declared not yet paid                                 122,467          110,506


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

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited financial statements be read in conjunction with the Form 10-KSB for the year ended June 30, 2003.

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


RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED SEPTEMBER 30, 2003 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2002.

General

Net earnings for the three months ended September 30, 2003 decreased $185,000 to $327,000 from $512,000 for the three months ended September 30, 2002. The decrease in net earnings is primarily attributable to a $35,000 increase in the provision for loan losses, a $121,000 increase in non-interest expense and a $97,000 decrease in net interest earnings partially offset by a $69,000 increase in non-interest earnings. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest earnings for the three months ended September 30, 2003 compared to the same 2002 period.

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

                                     Quarter ended September 30, 2003              Quarter ended September 30, 2002
                                  ---------------------------------------       ----------------------------------------
                                    Average                    Average           Average                      Average
                                    Balance      Interest     Yield/Cost         Balance       Interest      Yield/Cost
                                    -------      --------     ----------         -------       --------      ----------
                                    (Dollars in Thousands)                        (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $153,141        $2,482           6.48%       $144,108         $2,576           7.15%
Investment securities and
 mortgage-backed securities          67,677           499           2.95%         51,768            638           4.93%
Other interest-earning
  assets (2)                          4,716            25           2.12%          5,150             33           2.56%
                                   --------        -------                      --------         ------

Total interest-earning assets       225,534         3,006           5.33%        201,026          3,247           6.46%
                                                   ------                                        ------
Non-interest-earning assets          11,044                                        8,835
                                   --------                                     --------

Total assets                       $236,578                                     $209,861
                                   ========                                     ========


Interest-bearing liabilities:
  Transaction accounts             $  9,838        $   10            .41%       $  8,747         $   18            .82%
  Passbook savings                    6,422            16           1.00%          5,440             17           1.25%
  Money market accounts              11,844            25            .84%         12,235             37           1.21%
  Certificates of deposit            88,718           701           3.16%         73,533            722           3.93%
  Other liabilities (3)              84,367           706           3.35%         78,819            807           4.10%
                                   --------        ------                       --------         ------
Total interest-bearing
   liabilities                      201,189         1,458           2.90%        178,774          1,601           3.58%
                                                   ------                                        ------
Non-interest bearing
   liabilities                       17,792                                       14,407
                                   ---------                                    --------
Total liabilities                   218,981                                      193,181

Stockholders' equity                 17,597                                       16,680
                                   ---------                                    --------
Total liabilities and
  stockholders' equity             $236,578                                     $209,861
                                   =========                                    ========

Net interest earnings                              $1,548                                        $1,646
                                                   ======                                        ======
Interest rate spread (4)                                            2.43%                                         2.88%
                                                                    ====                                          ====

Net yield on interest-                                              2.75%                                         3.28%
  earning  assets (5)
                                                                    ====                                          ====
Ratio of average interest-
Earning assets to average
interest-bearing  liabilities                                       1.12X                                         1.12X
                                                                    ====                                          ====

(1)  Average balances include non-accrual loans.
(2)  Includes interest-bearing deposits in other financial institutions.
(3) Other liabilities include FHLB advances, repurchase agreements and other secured borrowings.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest - earning assets represents net interest income as a percentage of average interest-earning assets.

Borrowings

         The Company may obtain advances from the FHLB of Dallas to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Company's stock in the FHLB, a portion of the Company's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2003 and September 30, 2003, borrowings with the FHLB totaled $76,641,834 and $77,973,409, respectively. The approximate weighted average rate paid on borrowings was 4.01% and 3.56% at June 30, 2003 and September 30, 2003, respectively. In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, the weighted average rate paid on borrowings was incorrectly reported as 1.54%.

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

                                               Quarter ended September 30, 2003 vs. 2002
                                                          Increase (Decrease)
                                                                 Due to
                                                   ---------------------------------
                                                                       Rate/
                                                   Volume     Rate    Volume     Net
                                                   ------     ----    ------     ---
                                                       (Dollars in Thousands)
Interest income:
  Loans receivable                                  $ 161    $(241)   $ (14)   $ (94)
  Mortgage-backed securities and
     investment securities                            196     (256)     (79)    (139)
  Other interest-earning  assets                       (3)      (6)       1       (8)
                                                    -----    -----    -----    -----
    Total interest-earning assets                     354     (503)     (92)    (241)

Interest expense:

  Transaction accounts                                  2       (9)      (1)      (8)
  Savings accounts                                      3       (3)      (1)      (1)
  Money markets                                        (1)     (11)       -      (12)
  Certificates of deposit                             149     (141)     (29)     (21)
  Other liabilities                                    56     (147)     (10)    (101)
                                                    -----    -----    -----    -----

   Total interest-bearing liabilities                 209     (311)     (41)    (143)
                                                    -----    -----    -----    -----

Net change in interest income                       $ 145    $(192)   $ (51)   $ (98)
                                                    =====    =====    =====    =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $60,000 and $25,000 for the periods ended September 30, 2003 and 2002, respectively. The increase in the provision for loan losses for the current three-month period was the result of loan growth in commercial and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

Non-Interest Earnings

Total non-interest earnings increased by $69,000 or 53.7% to $197,000 for the quarter ended September 30, 2003 from $128,000 for the quarter ended September 30, 2002. This increase was primarily due to an increase in service charge income of $72,000 partially offset by a decrease of $4,000 in net gains from sales of loans. The increase in service charge income is primarily due to increased insufficient fee charges collected on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $121,000 or 12.2% to $1,117,000 for the quarter ended September 30, 2003 from $996,000 for the quarter ended September 30, 2002. The increase in non-interest expense was primarily attributable to increases in compensation and benefits, data processing, professional fees, advertising, postage and other operating expenses partially offset by a decrease in stationary, printing and office supplies. The $48,000 increase in compensation and benefits for the period ended September 30, 2003 is primarily attributable to a $33,000 increase in general salaries and benefits due to the hiring of two additional employees, general salary increases, and increases in the cost of employee health insurance and retirement benefits and $14,000 in expense associated with employee stock compensation plans. Data processing increased $21,000 primarily due to increases in expenses resulting from the processing cost associated with the growth in the volume of deposit accounts, statement processing, servicing for the online home banking system and the service of transaction items. Advertising expense increased $21,000 primarily due to efforts to achieve growth in the Gallup and Farmington, New Mexico market. In addition, other operating expenses increased $23,000 and expenses associated with Stationary, printing and office supplies decreased $14,000, as such expenses were attributable to the March 2002 opening of the Farmington branch.

Item 3.  CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) List of Exhibits

             3.1     Certificate of Incorporation of GFSB Bancorp, Inc.*
             3.2     Bylaws of GFSB Bancorp, Inc.*
             10.1    1995 Stock Option Plan**
             10.2    Management Stock Bonus Plan**
             10.3    Form of Directors Deferred Compensation Agreement
                       between the Bank and Directors***
             10.4    Form of Directors Stock Compensation Plan between
                       the Company and Directors of the Company***
             10.5    2000 Stock Option Plan****
             31      Certification Pursuant to Section 302 of the Sarbanes-
                       Oxley Act of 2002
             32      Certification pursuant to Section 906 of the Sarbanes-
                       Oxley Act of 2002

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

          (b) The Company filed a report on Form 8-K on August 15, 2003 pursuant to items 7 and 12 to report earnings for the year ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GFSB BANCORP, INC.


Date:     November 7,  2003      /s/Jerry R. Spurlin
          -----------------      -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)