Form 10QSB
period 2003-12-31
GFSB BANCORP INC
filed 2004-02-13
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                               -----------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    --------

                         Commission file number: 0-25854
                                                 -------


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                        04-2095007
------------------------------                               ----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


221 West Aztec Avenue, Gallup, New Mexico                          87301
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip Code)



Issuer's Telephone Number, Including Area Code:              (505) 726-6500
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

As of February 3, 2004, there were issued and outstanding 1,146,270 shares of the registrant's Common Stock.

Transitional Small Business Disclosure format:
                      Yes                 No    x
                            -----             -----

                               GFSB Bancorp, Inc.


                                      Index

                                                                                          Page No.
                                                                                          --------


                          PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition
               December 31, 2003 and June 30, 2003                                            3

           Condensed Consolidated Statements of Earnings and Comprehensive Earnings
               Three months and six months ended December 31, 2003 and December 31, 2002.     4

           Condensed Consolidated Statements of Cash Flows
               Six months ended December 31, 2003 and December 31, 2002.                      6

           Notes to Condensed Consolidated Financial Statements                               8

Item 2.    Management's Discussion and Analysis or Plan of Operation                          9

Item 3.    Controls and Procedures                                                           15

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 16

Item 2.    Changes in Securities                                                             16

Item 3.    Defaults Upon Senior Securities                                                   16

Item 4.    Submission of Matters to a Vote of Security Holders                               16

Item 5.    Other Information                                                                 16

Item 6.    Exhibits and Reports on Form 8-K                                                  16

           Signatures                                                                        18


                               GFSB Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                December 31,       June 30,
                                                                                    2003             2003
                                                                               -------------    -------------
                                                       ASSETS

Cash and due from banks                                                        $   6,925,370    $   6,785,410
Interest-bearing deposits with banks                                               1,095,110          466,948
Available-for-sale investment securities                                          32,732,974       29,279,417
Available-for-sale mortgage-backed securities                                     32,459,642       38,517,103
Held-to-maturity investment securities                                               398,998          675,997
Stock of Federal Home Loan Bank, at cost, restricted                               4,376,500        4,332,800
Loans receivable, net, substantially pledged                                     157,508,993      146,264,291
Loans held-for-sale                                                                  236,105          132,000
Accrued interest and dividends receivable                                            880,513          844,722
Premises and equipment                                                             2,622,510        2,313,815
Other real estate and repossessed property                                           111,310          213,953
Prepaid and other assets                                                             173,295          128,197
                                                                               -------------    -------------

        TOTAL ASSETS                                                           $ 239,521,320      229,954,653
                                                                               =============    =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                                   $  25,592,733    $  24,937,782
Savings and MMDA deposits                                                         20,089,690       17,264,978
Time deposits                                                                     94,019,915       87,556,558
Advances from Federal Home Loan Bank                                              72,398,958       76,641,834
Other secured borrowings                                                           6,554,720        3,657,911
Repurchase agreements                                                                930,009          584,902
Accrued interest payable                                                             508,787          515,872
Advances from borrowers for taxes and insurance                                      381,243          365,193
Notes payable                                                                        273,750             --
Accounts payable and accrued liabilities                                             394,315          250,015
Deferred income taxes                                                                 67,636          312,796
Dividends declared and payable                                                       139,167          122,467
Income taxes payable                                                                       -                -
                                                                               -------------    -------------

        TOTAL LIABILITIES                                                        221,350,923      212,210,308
                                                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES                                                              -                -

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                              -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,146,270 issued and outstanding
  at December 31, 2003 and June 30, 2003                                             114,627          114,627
Additional paid-in-capital                                                         2,950,187        2,853,446
Unearned ESOP stock                                                                 (103,914)        (139,882)
Retained earnings, substantially
  restricted                                                                      14,198,839       13,633,421
Accumulated other comprehensive
  earnings                                                                         1,010,658        1,282,733
                                                                               -------------    -------------

        TOTAL STOCKHOLDERS' EQUITY                                                18,170,397       17,744,345
                                                                               -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 239,521,320    $ 229,954,653
                                                                               =============    =============

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                                      Three months ended           Six months ended
                                                                         December 31,                 December 31,
                                                                  --------------------------   --------------------------
                                                                      2003           2002          2003           2002
                                                                  -----------    -----------   -----------    -----------
                                                                  (Unaudited)    (Unaudited)   (Unaudited)    (Unaudited)
Interest income
           Loans receivable
                           Mortgage loans                         $ 2,022,098    $ 2,111,982     4,067,122    $ 4,247,677
                           Commercial loans                           407,690        332,932       736,528        664,412
                           Share and consumer loans                   106,761        110,668       215,330        219,630
           Investment and mortgage-backed securities                  526,977        563,759     1,026,179      1,201,818
           Other interest-earning assets                               23,106         37,178        48,578         69,984
                                                                  -----------    -----------   -----------    -----------

                           TOTAL INTEREST EARNINGS                  3,086,632      3,156,519     6,093,737      6,403,521

Interest expense
           Deposits                                                   746,607        758,252     1,499,767      1,552,597
           Advances from Federal Home Loan Bank                       671,778        779,208     1,377,416      1,584,203
           Repurchase agreements                                           37          1,408           141          3,550
                                                                  -----------    -----------   -----------    -----------

                           TOTAL INTEREST EXPENSE                   1,418,422      1,538,868     2,877,324      3,140,350
                                                                  -----------    -----------   -----------    -----------

                           NET INTEREST EARNINGS                    1,668,210      1,617,651     3,216,413      3,263,171

Provision for loan losses                                              70,014         50,000       130,014         75,000
                                                                  -----------    -----------   -----------    -----------

                           NET INTEREST EARNINGS AFTER
                             PROVISION FOR LOAN LOSSES              1,598,196      1,567,651     3,086,399      3,188,171
                                                                  -----------    -----------   -----------    -----------

Non-interest earnings
           Income from real estate operations                           1,350          1,550         3,550          3,750
           Miscellaneous income                                        52,195         11,717        65,876         23,882
           Net loss from sales of available for sale securities        (1,417)          --          (1,417)          --
           Net gains from sales of loans                               19,490         40,852        30,274         56,058
           Service charge income                                      177,542         92,720       348,090        191,499
                                                                  -----------    -----------   -----------    -----------

                           TOTAL NON-INTEREST EARNINGS                249,160        146,839       446,373        275,189
                                                                  -----------    -----------   -----------    -----------

Non-interest expense
           Compensation and benefits                                  635,466        576,170     1,221,589      1,114,476
           FDIC insurance                                               4,822          4,598         9,552          8,927
           Insurance                                                   11,703         12,193        24,911         24,482
           Stock services                                              13,380          5,109        19,965          9,053
           Occupancy                                                  138,260        129,580       273,087        265,620
           Data processing                                             94,376         90,864       183,860        158,935
           Professional fees                                           60,353         32,506       105,924         66,153
           Advertising                                                 49,506         36,062       106,556         71,775
           Stationary, printing and office supplies                    30,166         42,900        61,071         87,729
           ATM expense                                                 19,462         15,588        34,040         30,945
           Supervisory exam fees                                       14,585         13,900        29,170         27,800
           Postage                                                     19,555         13,220        38,841         25,539
           Other                                                       96,932         96,343       197,405        173,399
                                                                  -----------    -----------   -----------    -----------

                           TOTAL NON-INTEREST EXPENSE               1,188,566      1,069,033     2,305,971      2,064,833
                                                                  -----------    -----------   -----------    -----------

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                               Three months ended          Six months ended
                                                                  December 31,               December 31,
                                                           -------------------------    -----------------------
                                                               2003           2002         2003          2002
                                                          -----------    -----------    ---------   -----------
                                                          (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)
                           EARNINGS BEFORE INCOME TAXES       658,790        645,457    1,226,801     1,398,527

Income tax expense
           Currently payable                                  263,582        219,876      504,749       461,343
           Deferred (benefit)                                (105,000)            --     (105,000)           --
                                                          -----------    -----------    ---------   -----------

                                                              158,582        219,876      399,749       461,343
                                                          -----------    -----------    ---------   -----------

                           NET EARNINGS                   $   500,208    $   425,581      827,052   $   937,184
                                                          ===========    ===========    =========   ===========

Other Comprehensive Earnings
           Unrealized (loss) gain, net of tax                 (75,211)        37,435     (272,075)       56,106

                                                          -----------    -----------    ---------   -----------
                           COMPREHENSIVE EARNINGS             424,997        463,016      554,977       993,290
                                                          ===========    ===========    =========   ===========
Earnings per common share
           Basic                                          $      0.44           0.38         0.74          0.84
                                                          ===========    ===========    =========   ===========
Weighted average number of common shares outstanding
           Basic                                            1,125,105      1,115,665    1,123,414     1,113,645
                                                          ===========    ===========    =========   ===========
Earnings per common share
           Diluted                                               0.42           0.37         0.70          0.81
                                                          ===========    ===========    =========   ===========

Weighted average number of common shares outstanding
           Diluted                                          1,179,896      1,162,238    1,177,867     1,159,720
                                                          ===========    ===========    =========   ===========
Comprehensive earnings per common share
           Basic                                                 0.38           0.42         0.49          0.89
                                                          ===========    ===========    =========   ===========

           Diluted                                               0.36           0.40         0.47          0.86
                                                          ===========    ===========    =========   ===========

Dividends per share                                             0.125           0.11        0.235          0.21
                                                          ===========    ===========    =========   ===========

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                                  Six Months Ended
                                                                                     December 31,
                                                                             -----------------------------------------
                                                                                  2003            2002
                                                                             ------------    ------------
                                                                              (Unaudited)     (Unaudited)
Cash flows from operating activities
           Net earnings                                                      $    827,052    $    937,184
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                              (281,515)       (139,099)
                     Gain on sale of loans and securities                         (28,857)        (56,058)
                     Provision for loan losses                                    130,014          75,000
                     Depreciation of premises and equipment                       148,019         143,331
                     Amortization of investment and mortgage-
                       backed securities premiums                                 238,377          39,757
                     Stock dividend on FHLB stock                                 (43,700)        (61,200)
                     Release of ESOP stock                                        125,088          92,282
                     Stock compensation under management stock bonus plan          19,411          15,374
                     (Benefit) for deferred income taxes                         (105,000)              -

           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable                    (35,791)         59,518
                     Prepaid and other assets                                      (6,978)       (118,323)
                     Accrued interest payable                                      (7,085)          8,164
                     Accounts payable and accrued liabilities                     124,890          85,818
                     Income taxes (receivable) payable                            (38,120)         17,324
                     Dividends declared and payable                                16,700          11,051
                                                                             ------------    ------------
                               Net cash provided by
                               operating activities                             1,082,505       1,110,123
                                                                             ------------    ------------
Cash flows from investing activities
           Purchase of premises and equipment                                    (456,714)        (48,181)
           Loan originations and principal
             repayment on loans, net                                          (13,044,462)     (5,067,089)
           Change in other secured borrowings                                   2,896,808      (1,003,273)
           Proceeds from the sale of loans                                      1,980,073       3,453,649
           Principal payments on mortgage-backed
             securities                                                         9,006,531       4,954,873
           Principal payments on available-for-sale securities                    943,672       3,292,388
           Principal payments on held-to-maturity securities                        7,000          31,000
           Purchases of mortgage-backed securities                             (3,420,353)     (8,272,674)
           Purchases of available-for-sale securities                          (5,277,976)     (2,068,053)
           Purchases of held-to-maturity securities                                     -        (270,000)
           Maturities and proceeds from sale of
             available-for-sale securities                                        700,000         785,000
           Maturities and proceeds from sale of held-to-maturity securites        270,000               -
                                                                             ------------    ------------

                               Net cash used by
                               investing activities                            (6,395,421)     (4,212,360)
                                                                             ------------    ------------

                                        6

                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                                  Six Months Ended
                                                                                    December 31,
                                                                            ------------------------------
                                                                                  2003             2002
                                                                            -------------    -------------
                                                                              (Unaudited)      (Unaudited)
Cash flows from financing activities
           Net increase in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                                        $   9,943,018    $   1,301,040
           Net increase (decrease) in Repurchase agreements                       345,107         (104,895)
           Net increase (decrease) in mortgage escrow funds                        16,050           (3,648)
           Proceeds from FHLB advances                                        773,689,296      200,425,000
           Repayments on FHLB advances                                       (777,932,171)    (197,558,727)
           Net increase in note payable                                           273,750                -
           Dividends paid or to be paid in cash                                  (261,634)        (232,062)
           Price paid for vested management bonus
              stock plan stock                                                      7,622                -
                                                                            -------------    -------------
                               Net cash provided by
                               financing activities                             6,081,038        3,826,708
                                                                            -------------    -------------

           Increase in cash and cash equivalents                                  768,122          724,471

           Cash and cash equivalents at beginning of period                     7,252,358        5,651,491
                                                                            -------------    -------------

           Cash and cash equivalents at end of period                       $   8,020,480        6,375,962
                                                                            =============    =============

Supplemental disclosures of cash flow information
           Cash paid during the period for
                     Interest on deposits and advances                      $   2,884,268    $   3,132,186
                     Income taxes                                                 437,869          444,020

           Change in market value, net of deferred taxes on
             available-for-sale securities (other comprehensive earnings)        (272,075)          56,106

           Dividends declared not yet paid                                        139,167          121,557

See notes to condensed consolidated financial statements.

                               GFSB BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         1. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The condensed consolidated statements of earnings and comprehensive earnings are not necessarily indicative of results, which may be expected for the entire year, or for any other interim period.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited consolidated financial statements be read in conjunction with the Form 10-KSB for the year ended June 30, 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses and general economic conditions. We undertake no obligation to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

GFSB Bancorp, Inc. is a savings and loan holding company headquartered in Gallup, New Mexico, which provides a full range of deposits and traditional mortgage loan products through its wholly-owned banking subsidiary, Gallup Federal Savings Bank. All references refer collectively to the Company and the Bank, unless the context indicates otherwise.


RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED DECEMBER 31, 2003 COMPARED TO QUARTER ENDED DECEMBER 31, 2002.

General

Net earnings for the quarter ended December 31, 2003 increased $74,000 to $500,000 from $426,000 for the quarter ended December 31, 2002. The increase in net earnings is primarily attributable to a $102,000 increase in non-interest earnings, a $51,000 increase in net interest earnings and a $61,000 decrease in income tax expense, partially offset by an increase in non-interest expense of $120,000 and a $20,000 increase in the provision for loan losses. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest earnings for the quarter ended December 31, 2003 compared to the same period in 2002.

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

                                       Quarter ended December 31, 2003              Quarter ended December 31, 2002
                                   ---------------------------------------     ------------------------------------------
                                    Average                      Average         Average                        Average
                                    Balance      Interest       Yield/Cost       Balance       Interest       Yield/Cost
                                    -------      --------       ----------       -------       --------       ----------
                                    (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $158,656        $2,537           6.39%       $140,447         $2,556           7.28%
Investment securities and
 mortgage-backed securities          65,866           527           3.20%         51,160            564           4.41%
Other interest-earning
  assets (2)                          5,772            23           1.59%          5,392             37           2.74%
                                   --------        ------                       --------         ------

Total interest-earning assets       230,294         3,087           5.36%        196,999          3,157           6.41%
                                                   ------                                        ------
Non-interest-earning assets          10,307                                       11,522
                                   --------                                    --------

Total assets                       $240,601                                     $208,521
                                   ========                                     ========

Interest-bearing liabilities:
  Transaction accounts              $10,858           $ 8           .29%        $ 8,626          $ 17             .79%
  Passbook savings                    7,094            18          1.01%          5,553            16            1.15%
  Money market accounts              13,863            32           .92%         12,500            40            1.28%
  Certificates of deposit            92,571           689          2.98%         73,749           685            3.72%
  Other liabilities (3)              80,884           672          3.32%         79,676           781            3.92%
                                   --------        ------                       --------         ------
Total interest-bearing
   liabilities                      205,270         1,419          2.96%        180,104         1,539            3.42%
                                                   ------                                        ------
Non-interest bearing
   liabilities                       17,392                                      11,343
                                   --------                                    --------

Total liabilities                   222,662                                     191,447

Stockholders' equity                 17,939                                      17,074
                                   --------                                    --------
Total liabilities and
  stockholders' equity             $240,601                                    $208,521
                                   ========                                    ========
Net interest income                                $1,668                                      $1,618
                                                   ======                                      ======
Interest rate spread (4)                                           2.40%                                         2.99%
                                                                   ====                                          ====
Net yield on interest-
  earning assets (5)                                               2.90%                                         3.29%
                                                                   ====                                          ====
Ratio of average interest-
Earning assets to average
interest-bearing liabilities                                       1.12X                                         1.09X
                                                                   ====                                          ====

-------------------
(1)  Average balances include non-accrual loans.
(2)  Includes interest-bearing deposits in other financial institutions.
(3) Other liabilities include FHLB advances, repurchase agreements and other secured borrowings.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume; (ii) changes in rates; and (iii) changes in rate-volume. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                     Quarter ended December 31, 2003 vs. 2002
                                                  Increase (Decrease)
                                                         Due to
                                        --------------------------------
                                                           Rate/
                                        Volume    Rate    Volume     Net
                                        ------    ----    ------     ---
                                                 (Dollars in Thousands)
Interest income:
  Loans receivable                      $ 331    $(312)   $ (38)   $ (19)
  Mortgage-backed securities and
     investment securities                162     (155)     (44)     (37)
  Other interest-earning assets             3      (16)      (1)     (14)
                                        -----    -----    -----    -----
    Total interest-earning assets         496     (483)     (83)     (70)

Interest expense:

  Transaction accounts                      4      (11)      (2)      (9)
  Savings accounts                          4       (2)       0        2
  Money markets                             4      (11)      (1)      (8)
  Certificates of deposit                 175     (136)     (35)       4
  Other liabilities                        12     (120)      (1)    (109)
                                        -----    -----    -----    -----
   Total interest-bearing liabilities     199     (280)     (39)    (120)
                                        -----    -----    -----    -----

Net change in interest income           $ 297    $(203)   $ (44)   $  50
                                        =====    =====    =====    =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan losses was $70,000 and $50,000 for the quarters ended December 31, 2003 and December 31, 2002. The increase in the provision for loan losses for the current three-month period was primarily the result of loan growth in commercial and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. While the Company maintains its allowance for losses at a level, which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.


Non-Interest Earnings

Total non-interest earnings increased by $102,000 or 69.7% to $249,000 for the quarter ended December 31, 2003 from $147,000 for the quarter ended December 31, 2002. This increase was primarily due to an increase in service charge income of $85,000 and an increase in miscellaneous income of $40,000 due to a gain on the sale of other real estate owned, partially offset by a decrease in net gains from sales of loans of $21,000. The increase in service charge income is primarily due to increased insufficient funds charges collected on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $120,000 or 11.2% to $1,189,000 for the quarter ended December 31, 2003 from $1,069,000 for the quarter ended December 31, 2002. The increase in non-interest expense was primarily attributable to increases in compensation and benefits, professional fees, advertising, occupancy, postage and stock services, partially offset by a decrease in stationary, printing and office supplies. The $59,000 increase in compensation and benefits is primarily attributable to a $34,000 increase in general salaries and benefits due to the hiring of two additional employees last quarter, general salary increases, and increases in the cost of employee health insurance and retirement benefits and $23,000 in expense associated with employee stock compensation plans. Professional fees increased $28,000, primarily due to higher legal fees, audit expense, and accounting fees. Advertising expense increased $13,000, primarily due to efforts to achieve growth in the Gallup and Farmington, New Mexico markets. Occupancy expense increased $9,000, primarily due to an increase in lease expense on the Bank's loan center and an increase in depreciation of furniture, fixtures and equipment. Stock services increased $8,000, primarily due to increases in annual fees for NASDAQ stock services and an increase in printing costs associated with the Bank's annual reports. Stationary, printing and office supplies decreased $13,000, since a substantial portion of such expenses the previous year were attributable to the March 2002 opening of the Farmington branch.


RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2003 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2002.

General

Net earnings for the six months ended December 31, 2003 decreased $110,000 to $827,000 compared to net earnings of $937,000 for the comparable six-month period in 2002. The decrease in net earnings was primarily the result of a $55,000 increase in the provision for loan losses, a $241,000 increase in non-interest expense and a decrease in net interest earnings of $47,000, partially offset by an increase in non-interest earnings of $171,000 and a $62,000 decrease in income tax expense. The decrease in net interest earnings is primarily due to the recent leveling of interest rates, which has put pressure on the Company's net interest margin and reduced refinancing activity. The Company attributes the increase in provision for loan losses and non-interest expense to bank growth and growth in the loan portfolio in particular. Please refer to "Average Balance Sheets" for an analysis of the change in net interest earnings for the six months ended December 31, 2003 compared to the same period in 2002.

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

                                         Six-month period ended                        Six-month period ended
                                         ----------------------                        ----------------------
                                            December 31, 2003                             December 31, 2002
                                            -----------------                             -----------------
                                   Average                       Average        Average                        Average
                                   Balance        Interest      Yield/Cost      Balance        Interest       Yield/Cost
                                   -------        --------      ----------      -------        --------       ----------
                                   (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $155,676        $5,019           6.45%       $139,545         $5,132           7.36%
Investment securities and
 Mortgage-backed securities          66,611         1,026           3.08%         52,017          1,202           4.62%
Other interest-earning
  assets (2)                          5,275            49           1.86%          5,198             70           2.69%
                                   --------        ------                       --------         ------

Total interest-earning assets       227,562         6,094           5.36%        196,760          6,404           6.51%
                                                   ------                                        ------

Non-interest-earning assets          10,577                                       10,639
                                   --------                                    --------

Total assets                       $238,139                                     $207,399
                                   ========                                     ========
Interest-bearing liabilities:
  Transaction accounts              $10,370          $ 18           .35%        $ 8,709          $ 35             .80%
  Passbook savings                    6,768            34          1.00%          5,508            33            1.20%
  Money market accounts              12,767            58           .91%         12,235            78            1.28%
  Certificates of deposit            90,844         1,389          3.06%         73,705         1,407            3.82%
  Other liabilities (3)              82,303         1,378          3.35%         76,061         1,587            4.18%
                                   --------        ------                       --------         ------
Total interest-bearing
   liabilities                      203,052         2,877          2.83%        176,218         3,140            3.56%
                                                   ------                                        ------
Non-interest bearing
   liabilities                       17,326                                      14,300
                                   --------                                    --------
Total liabilities                   220,378                                     190,518

Stockholders' equity                 17,761                                      16,881
                                   --------                                    --------
Total liabilities and
  Stockholders' equity             $238,139                                    $207,399
                                   ========                                    ========

Net interest income                                $3,217                                      $3,264
                                                   ======                                      ======
Interest rate spread (4)                                           2.53%                                         2.95%
                                                                   ====                                          ====
Net yield on interest-
  earning assets (5)                                               2.83%                                         3.32%
                                                                   ====                                          ====
Ratio of average interest-
  earning assets to average
interest-bearing liabilities                                       1.12X                                         1.12X
                                                                   ====                                          ====

(1)   Average balances include non-accrual loans.
(2)  Includes interest-bearing deposits in other financial institutions.
(3) Other liabilities include FHLB advances, repurchase agreements and other secured borrowings. The FHLB borrowings are adversely affecting the Company's net interest earnings because some of them bear fixed interest rates that are above current market rates. These borrowings will continue to adversely affect net interest earnings unless paid off early, at a significant penalty, or unless market rates increase.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest - earning assets represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume; (ii) changes in rates; and (iii) changes in rate-volume. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                 Six-month period ended
                                               December 31, 2003 vs. 2002
                                                  Increase (Decrease)
                                                         Due to
                                        ----------------------------------------
                                                              Rate/
                                         Volume     Rate      Volume       Net
                                         ------     ----      ------       ---
                                                 (Dollars in Thousands)
Interest income:

  Loans receivable                      $   593   $  (635)   $   (71)   $  (113)
  Mortgage-backed securities and
     investment securities                  337      (401)      (112)      (176)
  Other interest-earning assets               1       (22)         0        (21)
                                        -------   -------    -------    -------
    Total interest-earning assets           931    (1,058)      (183)      (310)
                                        -------   -------    -------    -------

Interest expense:

  Transaction accounts                        7       (20)        (4)       (17)
  Savings accounts                            8        (6)        (1)         1
  Money markets                               1       (23)         2        (20)
  Certificates of deposit                   327      (280)       (65)       (18)
  Other liabilities                         130      (316)       (23)      (209)
                                        -------   -------    -------    -------
   Total interest-bearing liabilities       473      (645)       (91)      (263)
                                        -------   -------    -------    -------
Net change in interest income           $   458   $  (413)   $   (92)   $   (47)
                                        =======   =======    =======    =======

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan losses was $130,000 and $75,000 for the six-month period ended December 31, 2003 and 2002, respectively. See
"Comparison of Operating Results for the quarter ended December 31, 2003 compared to quarter ended December 31, 2002 - Provision for Losses on Loans."

Non-Interest Earnings

Total non-interest earnings increased by $171,000 or 62.2% to $446,000 for the six months ended December 31, 2003 from $275,000 for the six months ended December 31, 2002. This increase was primarily due to an increase in service charge income of $157,000 and an increase in miscellaneous income of $42,000, partially offset by a decrease in net gains from sales of loans of $26,000. The increase in miscellaneous income is primarily due to a gain on the sale of other real estate owned. The increase in service charge income is primarily due to increased insufficient funds charges collected on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $241,000 or 11.7% to $2,306,000 for the six months ended December 31, 2003 from $2,065,000 for the six months ended December 31, 2002. The increase in non-interest expense was primarily attributable to increases in compensation and benefits, data processing, professional fees, advertising, postage, stock services and other operating expenses, partially offset by a decrease in stationary, printing and office supplies. The $107,000 increase in compensation and benefits is primarily attributable to a $65,000 increase in general salaries and benefits due to the hiring of two additional employees, general salary increases, and increases in the cost of employee health insurance and retirement benefits and $37,000 in expense associated with employee stock compensation plans. Data processing increased $25,000, primarily due to increases in expenses resulting from the processing cost associated with the growth in the volume of deposit accounts, statement processing, servicing for the online home banking system and an increase in the number of transactions processed. Professional fees increased $40,000, primarily due to higher legal fees, audit expense and accounting fees. Advertising expense increased $35,000, primarily due to efforts to achieve growth in the Gallup and Farmington, New Mexico market. Stock services increased $11,000, primarily due to increases in annual fees for NASDAQ stock services and an increase in printing costs associated with the Bank's annual reports. Other operating expenses increased $24,000, primarily due to increases in charitable contributions, correspondent bank expense and organization dues and subscriptions. Stationary, printing and office supplies decreased $27,000, since a substantial portion of such expenses the previous year were attributable to the March 2002 opening of the Farmington branch.


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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The annual meeting of the stockholders of the Company was held on October 27, 2003. At the meeting three directors were elected for terms to expire in 2006 and the appointment of Neff + Ricci, LLP as the Company's independent accountants was ratified.

The results of voting are shown for each matter considered.

Director election:

Nominees                Votes for         Votes withheld
--------                ---------         --------------

George S. Perce         988,829                 0
Charles L. Parker, Jr.  988,829                 0
Michael P. Mataya       983,179             5,650


Independent accountant ratification:

                        Votes for        Votes against       Abstentions
                        ---------        -------------       -----------
                          988,717               0                112

Item 5.  Other Information
         -----------------

                  Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  (a)         List of Exhibits

                       3.1    Certificate of Incorporation of GFSB Bancorp, Inc.*
                       3.2    Bylaws of GFSB Bancorp, Inc.*
                      10.1    1995 Stock Option Plan**
                      10.2    Management Stock Bonus Plan**
                      10.3    Form of Directors Deferred Compensation Agreement between the Bank and
                              Directors***
                      10.4    Form of Directors Stock Compensation Plan between the Company and Directors of the Company***
                      10.5    2000 Stock Option Plan****
                      31      Certification Pursuant to Section 302 of the Sarbanes
                              Oxley Act of 2002
                      32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(b) The Company filed a report on Form 8-K on November 7, 2003 pursuant to items 7 and 12 to report earnings for the quarter ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GFSB BANCORP, INC.


Date: February 12, 2004         /s/Jerry R. Spurlin
                                ------------------------------------------------
                                Jerry R. Spurlin
                                Assistant Secretary and Chief Financial Officer
                                (Duly Authorized Representative and
                                Principal Financial Officer)