Form 10QSB
period 2004-03-31
GFSB BANCORP INC
filed 2004-05-17
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004
                                                --------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE EXCHANGE ACT OF 1934

                 For the transition period from         to
                                                -------    -------

                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                         04-2095007
-------------------------------                              ----------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


221 West Aztec Avenue, Gallup, New Mexico                          87301
-----------------------------------------                          -----
(Address of Principal Executive Offices)                        (Zip Code)


Issuer's Telephone Number, Including Area Code:               (505) 726-6500
                                                              --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes       X               No
                             -------------            ------------


As of May 14, 2004, there were issued and outstanding 1,146,270 shares of the issuer's Common Stock.

Transitional Small Business Disclosure format:
                         Yes                       No      X
                             -------------            ------------

                               GFSB Bancorp, Inc.


                                      Index

                                                                                           Page No.
                                                                                           --------
                                        PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition
               March 31, 2004 and June 30, 2003                                                3

           Condensed Consolidated Statements of Earnings and Comprehensive Earnings
               Three months and nine months ended March 31, 2004 and March 31, 2003.           4

           Condensed Consolidated Statements of Cash Flows
               Nine months ended March 31, 2004 and March 31, 2003.                            6

           Notes to Condensed Consolidated Financial Statements                                8

Item 2.    Management's Discussion and Analysis or Plan of Operation                           9

Item 3.    Controls and Procedures                                                            15

                                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                  16

Item 2.    Changes in Securities and Small Business Issuer Purchases of                       16
               Equity Securities

Item 3.    Defaults Upon Senior Securities                                                    16

Item 4.    Submission of Matters to a Vote of Security Holders                                16

Item 5.    Other Information                                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                                   16

           Signatures                                                                         18

                               GFSB Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                 March 31,               June 30,
                                                                                   2004                    2003
                                                                             ------------------      -----------------

                                                       ASSETS

Cash and due from banks                                                      $       7,329,919       $      6,785,410
Interest-bearing deposits with banks                                                   378,212                466,948
Available-for-sale investment securities                                            32,059,790             29,279,417
Available-for-sale mortgage-backed securities                                       34,848,544             38,517,103
Held-to-maturity investment securities                                                 398,998                675,997
Stock of Federal Home Loan Bank, at cost, restricted                                 4,392,800              4,332,800
Loans receivable, net, substantially pledged                                       155,460,388            146,264,291
Loans held-for-sale                                                                    158,105                132,000
Accrued interest and dividends receivable                                              963,432                844,722
Premises and equipment                                                               2,566,461              2,313,815
Other real estate and repossessed property                                              88,929                213,953
Prepaid and other assets                                                               266,224                128,197
                                                                             ------------------      -----------------

        TOTAL ASSETS                                                         $     238,911,802            229,954,653
                                                                             ==================      =================

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                                 $      27,968,784       $     24,937,782
Savings and MMDA deposits                                                           20,842,723             17,264,978
Time deposits                                                                       89,654,792             87,556,558
Advances from Federal Home Loan Bank                                                74,535,306             76,641,834
Other secured borrowings                                                             4,983,533              3,657,911
Repurchase agreements                                                                  638,427                584,902
Accrued interest payable                                                               479,972                515,872
Advances from borrowers for taxes and insurance                                        582,301                365,193
Notes payable                                                                          136,875                      -
Accounts payable and accrued liabilities                                               397,907                250,015
Deferred income taxes                                                                   13,275                312,796
Dividends declared and payable                                                         140,848                122,467
Income taxes payable                                                                         -                      -
                                                                             ------------------      -----------------

        TOTAL LIABILITIES                                                          220,374,743            212,210,308
                                                                             ------------------      -----------------

COMMITMENTS AND CONTINGENCIES                                                                -                      -


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                                -                      -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,146,270 issued and outstanding
  at March 31, 2004 and June 30, 2003                                                  114,627                114,627
Additional paid-in-capital                                                           3,010,219              2,853,446
Unearned ESOP stock                                                                    (85,981)              (139,882)
Retained earnings, substantially
  restricted                                                                        14,382,443             13,633,421
Accumulated other comprehensive
  earnings                                                                           1,115,751              1,282,733
                                                                             ------------------      -----------------

        TOTAL STOCKHOLDERS' EQUITY                                                  18,537,059             17,744,345
                                                                             ------------------      -----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $     238,911,802       $    229,954,653
                                                                             ==================      =================

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                                 Three months ended                  Nine months ended
                                                                     March 31,                           March 31,
                                                           -------------------------------    --------------------------------
                                                               2004              2003             2004               2003
                                                           -------------------------------    --------------------------------
                                                            (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Interest income
           Loans receivable
                           Mortgage loans                  $  2,008,343       $ 2,006,844     $  6,075,465       $  6,254,520
                           Commercial loans                     381,429           354,295        1,117,957          1,018,707
                           Share and consumer loans             104,884           100,988          320,214            320,619
           Investment and mortgage-backed securities            553,797           526,965        1,579,976          1,728,783
           Other interest-earning assets                         17,389            32,366           65,967            102,349
                                                           -------------      ------------    -------------      -------------

                           TOTAL INTEREST EARNINGS            3,065,842         3,021,458        9,159,579          9,424,978

Interest expense
           Deposits                                             666,258           710,295        2,166,025          2,262,892
           Advances from Federal Home Loan Bank                 659,373           790,859        2,036,789          2,375,061
           Repurchase agreements                                      6               160              146              3,710
                                                           -------------      ------------    -------------      -------------

                           TOTAL INTEREST EXPENSE             1,325,637         1,501,314        4,202,960          4,641,663
                                                           -------------      ------------    -------------      -------------

                           NET INTEREST EARNINGS              1,740,205         1,520,144        4,956,619          4,783,315

Provision for loan losses                                       339,016           140,015          469,030            215,015
                                                           -------------      ------------    -------------      -------------

                           NET INTEREST EARNINGS AFTER
                             PROVISION FOR LOAN LOSSES        1,401,189         1,380,129        4,487,589          4,568,300
                                                           -------------      ------------    -------------      -------------

Non-interest earnings
           Income from real estate operations                     1,350             1,350            4,900              5,100
           Miscellaneous income                                  12,184            15,663           78,060             39,544
           Net gain (loss) from sales of available
             for sale securities                                      -                 -           (1,417)                 -
           Net gains from sales of loans                          2,879            52,129           33,154            108,188
           Service charge income                                170,488           119,096          518,577            310,595
                                                           -------------      ------------    -------------      -------------

                           TOTAL NON-INTEREST EARNINGS          186,901           188,238          633,274            463,427
                                                           -------------      ------------    -------------      -------------

Non-interest expense
           Compensation and benefits                            561,408           595,937        1,782,997          1,710,413
           FDIC insurance                                         5,163             4,697           14,715             13,624
           Insurance                                             14,410            13,963           39,321             38,445
           Stock services                                         4,504             6,680           24,469             15,732
           Occupancy                                            142,071           136,430          415,158            402,050
           Data processing                                       95,339            92,276          279,199            251,211
           Professional fees                                     81,229            39,205          187,152            105,358
           Advertising                                           58,656            52,313          165,212            124,088
           Stationary, printing and office supplies              29,715            35,530           90,786            123,258
           ATM expense                                           21,773             9,312           55,812             40,257
           Supervisory exam fees                                 16,042            14,077           45,213             41,877
           Postage                                               18,136            18,458           56,977             43,997
           Other                                                119,285           101,778          316,692            275,178
                                                           -------------      ------------    -------------      -------------

                           TOTAL NON-INTEREST EXPENSE         1,167,731         1,120,656        3,473,703          3,185,488
                                                           -------------      ------------    -------------      -------------

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                 Three months ended                  Nine months ended
                                                                     March 31,                           March 31,
                                                           -------------------------------    --------------------------------
                                                               2004              2003             2004               2003
                                                           -------------------------------    --------------------------------
                                                             (Unaudited)       (Unaudited)      (Unaudited)        (Unaudited)
                           EARNINGS BEFORE INCOME TAXES         420,359           447,711        1,647,160          1,846,239

Income tax expense
           Currently payable                                    204,406           168,135          709,155            629,478
           Deferred (benefit)                                  (108,500)                -         (213,500)                 -
                                                           -------------      ------------    -------------      -------------

                           NET INCOME TAX EXPENSE                95,906           168,135          495,655            629,478
                                                           -------------      ------------    -------------      -------------

                           NET EARNINGS                    $    324,453       $   279,576     $  1,151,505       $  1,216,761
                                                           =============      ============    =============      =============

Other Comprehensive Earnings
           Unrealized (loss) gain, net of tax                   105,094           (85,190)        (166,981)           (29,084)

                                                           -------------      ------------    -------------      -------------
                           COMPREHENSIVE EARNINGS          $    429,547       $   194,386     $    984,524       $  1,187,677
                                                           =============      ============    =============      =============

Earnings per common share
           Basic                                           $       0.29       $      0.25     $       1.02       $       1.09
                                                           =============      ============    =============      =============

Weighted average number of common shares outstanding
           Basic                                              1,126,787         1,116,925        1,125,096          1,113,390
                                                           =============      ============    =============      =============

Earnings per common share
           Diluted                                         $       0.27       $      0.24     $       0.97       $       1.05
                                                           =============      ============    =============      =============

Weighted average number of common shares outstanding
           Diluted                                            1,183,235         1,164,785        1,181,231          1,158,911
                                                           =============      ============    =============      =============


Comprehensive earnings per common share
           Basic                                           $       0.38       $      0.17     $       0.88       $       1.07
                                                           =============      ============    =============      =============

           Diluted                                         $       0.36       $      0.17     $       0.83       $       1.02
                                                           =============      ============    =============      =============


Dividends per share                                        $      0.125       $      0.11     $       0.36       $       0.32
                                                           =============      ============    =============      =============

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                                        Nine Months Ended
                                                                                             March 31,
                                                                             -----------------------------------------
                                                                                   2004                    2003
                                                                             -----------------       -----------------
                                                                                  (Unaudited)             (Unaudited)
Cash flows from operating activities
           Net earnings                                                      $      1,151,505        $      1,216,761
           Adjustments to reconcile net earnings to
             net cash provided by operations
                     Deferred loan origination fees                                  (413,928)               (220,607)
                     Gain on sale of loans and securities                             (31,737)               (108,188)
                     Provision for loan losses                                        469,030                 215,015
                     Depreciation of premises and equipment                           218,274                 218,734
                     Amortization of investment and mortgage-
                       backed securities premiums                                     308,306                 116,885
                     Stock dividend on FHLB stock                                     (60,000)                (87,500)
                     Release of ESOP stock                                            203,052                 148,525
                     Stock compensation under management stock bonus plan              29,117                  23,060
                     Stock compensation resulting from stock purchased by
                       the Company within six months of exercise of
                       related options                                                      -                  16,920
                     (Benefit) for deferred income taxes                             (213,500)                      -

           Net changes in operating assets and liabilities
                     Accrued interest and dividends receivable                       (118,709)                101,087
                     Prepaid and other assets                                         (39,882)                (28,990)
                     Accrued interest payable                                         (35,900)                 58,988
                     Accounts payable and accrued liabilities                         118,775                 133,531
                     Income taxes (receivable) payable                                (98,146)                (15,341)
                     Dividends declared and payable                                    18,381                  11,961
                                                                             -----------------       -----------------
                               Net cash provided by
                               operating activities                                 1,504,638               1,800,841
                                                                             -----------------       -----------------
Cash flows from investing activities
           Purchase of premises and equipment                                        (470,920)                (95,114)
           Loan originations and principal
             repayment on loans, net                                              (11,256,682)             (2,211,905)
           Change in other secured borrowings                                       1,325,621                       -
           Proceeds from the sale of loans                                          2,137,557                       -
           Principal payments on mortgage-backed
             securities                                                            10,943,433               7,905,784
           Principal payments on available-for-sale securities                      1,663,455               4,719,479
           Principal payments on held-to-maturity securities                            7,000                   4,000
           Purchases of mortgage-backed securities                                 (7,649,914)            (14,408,091)
           Purchases of available-for-sale securities                              (5,331,514)             (7,088,496)
           Purchases of held-to-maturity securities                                         -                (270,000)
           Maturities and proceeds from sale of
             available-for-sale securities                                            700,000               1,668,000
           Maturities and proceeds from sale of held-to-maturity securites            270,000                       -
                                                                             -----------------       -----------------
                               Net cash used by
                               investing activities                                (7,661,964)             (9,776,343)
                                                                             -----------------       -----------------

                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                                        Nine Months Ended
                                                                                            March 31,
                                                                             -----------------------------------------
                                                                                   2004                    2003
                                                                             -----------------       -----------------
                                                                                   (Unaudited)            (Unaudited)
Cash flows from financing activities
           Net increase in transaction accounts, passbook
             savings, money market accounts, and
             certificates of deposit                                         $      8,706,979        $     10,110,496
           Net increase (decrease) in Repurchase agreements                            53,525                (462,464)
           Net increase (decrease) in mortgage escrow funds                           217,108                 198,950
           Proceeds from FHLB advances                                          1,144,089,296             726,298,387
           Repayments on FHLB advances                                         (1,146,195,823)           (727,616,577)
           Purchase of GFSB Bancorp stock under the
             stock repurchase plan in cash                                                  -                (112,624)
           Net increase (decrease) in note payable                                    136,875                       -
           Dividends paid or to be paid in cash                                      (402,483)               (354,530)
           Proceeds from exercise of stock options                                          -                  31,125
           Price paid for vested management bonus
              stock plan stock                                                          7,622                  11,100
                                                                             -----------------       -----------------
                               Net cash provided by
                               financing activities                                 6,613,099               8,103,863
                                                                             -----------------       -----------------

           Increase in cash and cash equivalents                                      455,773                 128,361

           Cash and cash equivalents at beginning of period                         7,252,358               5,651,491
                                                                             -----------------       -----------------

           Cash and cash equivalents at end of period                        $      7,708,131        $      5,779,852
                                                                             =================       =================

Supplemental disclosures of cash flow information
           Cash paid during the period for
                     Interest on deposits and advances                       $      4,238,715        $      4,582,675
                     Income taxes                                                     593,800                 644,100

           Change in market value, net of deferred taxes on
             available-for-sale securities (other comprehensive earnings)            (166,981)                (29,084)

           Dividends declared not yet paid                                            140,848                 122,467


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

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 2004 COMPARED TO QUARTER ENDED MARCH 31, 2003.

General

Net earnings for the quarter ended March 31, 2004 increased $44,000 to $324,000 ($0.27 per diluted share) from $280,000 ($0.24 per diluted share) for the quarter ended March 31, 2003. The increase in net earnings is primarily attributable to a $220,000 increase in net interest earnings and a $72,000 decrease in income tax expense, partially offset by a $199,000 increase in the provision for loan losses, an increase in non-interest expense of $47,000 and a $1,000 decrease in non-interest earnings. The increase in net interest earnings is primarily due to improvement in the Company's net interest margin, which was driven by a higher volume of earning assets. The decrease in income tax expense is primarily due to the recognition of certain permanent tax differences. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest earnings for the quarter ended March 31, 2004 compared to the same period in 2003.

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

                                       Quarter ended March 31, 2004                 Quarter ended March 31, 2003
                                       ----------------------------                 ----------------------------
                                   Average                       Average         Average                         Average
                                   Balance        Interest      Yield/Cost       Balance         Interest       Yield/Cost
                                   -------        --------      ----------       -------         --------       ----------
                                 (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $156,489        $2,494           6.37%      $142,246          $2,462           6.92%
Investment securities and
 mortgage-backed securities          67,459           554           3.28%        55,686             527           3.78%
Other interest-earning
  assets (2)                          4,013            17           1.69%         5,110              32           2.50%
                                   --------        ------           ----       --------          ------           ----

Total interest-earning assets       227,961         3,065           5.38%       203,042           3,021           5.95%
Non-interest-earning assets          11,492                                       9,158
                                   --------                                    --------

Total assets                       $239,453                                    $212,200
                                   ========                                    ========

Interest-bearing liabilities:
  Transaction accounts              $11,020        $    6            .22%       $ 8,673          $   16            .74%
  Passbook savings                    7,702            16            .83%         4,721              15           1.27%
  Money market accounts              12,305            24            .78%        10,309              27           1.05%
  Certificates of deposit            91,899           620           2.70%        76,666             652           3.40%
  Other liabilities (3)              80,750           659           3.26%        80,417             791           3.93%
                                   --------        ------                       -------          ------

Total interest-bearing
   liabilities                      203,676         1,325           3.07%       180,786           1,501           3.32%
Non-interest bearing
   liabilities                       17,342                                      14,096
                                   --------                                     -------

Total liabilities                   221,018                                     194,882

Stockholders' equity                 18,435                                      17,318
                                   --------                                     --------

Total liabilities and
  stockholders' equity             $239,453                                    $212,200
                                   ========                                    ========


Net interest earnings                              $1,740                                       $1,520
                                                   ======                                       ======
Interest rate spread (4)                                           2.31%                                         2.63%
                                                                   ====                                          ====

Net yield on interest-
  earning assets (5)                                               3.05%                                         2.99%
                                                                   ====                                          ====
Ratio of average interest-
Earning assets to average
  interest-bearing liabilities                                     1.12X                                         1.12X
                                                                   ====                                          ====

(1)  Average balances include non-accrual loans.
(2)  Includes interest-bearing deposits in other financial institutions.
(3) Other liabilities include FHLB advances, repurchase agreements and other secured borrowings.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest-earning assets represents net interest earnings as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume; and
(ii) changes in rates. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                        Quarter ended March 31, 2004 vs. 2003
                                                 Increase (Decrease)
                                                       Due to
                                       -----------------------------------------
                                         Volume          Rate            Net
                                         ------          ----            ---
                                               (Dollars in Thousands)
Interest income:
  Loans receivable                        $ 237         $(205)         $   32
  Mortgage-backed securities and
    investment securities                   104           (77)             27
  Other interest-earning assets              (6)           (9)            (15)
                                          -----         -----            ----
    Total interest-earning assets           335          (291)             44

Interest expense:

  Transaction accounts                        3           (13)            (10)
  Savings accounts                            7            (6)              1
  Money markets                               5            (8)             (3)
  Certificates of deposit                   115          (147)            (32)
  Other liabilities                           3          (135)           (132)
                                          -----         -----          ------
    Total interest-bearing liabilities    $ 133         $(309)         $ (176)
                                          -----         -----          -----
Net change in interest income             $ 202         $  18          $  220
                                          =====         =====          ======


Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan losses was $339,000 and $140,000 for the quarters ended March 31, 2004 and March 31, 2003, respectively. The increase in the provision for loan losses for the current three-month period was primarily the result of a $1,799,000 increase in substandard and doubtful loans to $6,478,000 for the quarter ended March 31, 2004 from $4,679,000 for the quarter ended March 31, 2003 and loan growth in commercial and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. The increase in classified loans is primarily attributable to two loans, each with unique credit quality concerns. While the Company maintains its allowance for losses at a level which it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

Non-Interest Earnings

Total non-interest earnings decreased by $1,000 or 0.5% to $187,000 for the quarter ended March 31, 2004 from $188,000 for the quarter ended March 31, 2003. This increase was primarily due to a decrease in net gains from sales of loans of $49,000 and a decrease in miscellaneous income of $3,000, partially offset by an increase in service charge income of $51,000. The increase in service charge income is primarily due to increased insufficient funds charges collected on NOW and checking accounts because of increased volume of insufficient funds checks.

Non-Interest Expense

Total non-interest expense increased $47,000 or 4.2% to $1,168,000 for the quarter ended March 31, 2004 from $1,121,000 for the quarter ended March 31, 2003. The increase in non-interest expense was primarily attributable to increases in professional fees, ATM expense, advertising, occupancy, data processing, and other operating expenses, partially offset by decreases in compensation and benefits and stationary, printing and office supplies. The $42,000 increase in professional fees is primarily attributable to $32,000 in fees paid to consultants for strategic planning services and a $10,000 increase in legal fees, audit expense and accounting fees largely due to the Company's efforts to comply with requirements of the Sarbanes-Oxley Act. ATM expense increased $12,000, primarily due to the installation and operation of one additional ATM and transaction volume increases. Advertising expense increased $6,000, primarily due to efforts to achieve growth in the Gallup and Farmington, New Mexico markets. Occupancy expense increased $6,000, primarily due to an increase in lease expense on the Bank's loan center and an increase in depreciation of furniture, fixtures and equipment. Data processing expense increased $3,000, primarily due to transaction volume increases. Other non-interest expenses increased $18,000, primarily due to losses on sale or repossessed assets and increases in charitable contributions, correspondent bank expense and franchise taxes. The $35,000 decrease in compensation and benefits is primarily attributable to a reduction in accruals for performance bonuses due to operating results below expectations for the Company during the six months ended December 31, 2004. Stationary, printing and office supplies decreased $6,000, since a substantial portion of such expenses the previous year were attributable to the start-up costs during the first year of operation of the Farmington branch.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2004 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2003.

General

Net earnings for the nine months ended March 31, 2004 decreased $65,000 to $1,152,000 ($0.97 per diluted share) compared to net earnings of $1,217,000 ($1.05 per diluted share) for the comparable nine-month period in 2003. The decrease in net earnings was primarily the result of a $288,000 increase in non-interest expense and a $254,000 increase in the provision for loan losses, partially offset by an increase in net interest earnings of $173,000, an increase in non-interest earnings of $170,000 and a $134,000 decrease in income tax expense. The Company attributes the increase in non-interest expense primarily to bank growth. The increase in net interest earnings is primarily due to improvement in the Company's net interest margin, which was driven by a higher volume of earning assets. The decrease in income tax expense is primarily due to the recognition of certain permanent tax differences. Please refer to "Average Balance Sheets" for an analysis of the change in net interest earnings for the nine months ended March 31, 2004 compared to the same period in 2003.

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

                                        Nine-month period ended                        Nine-month period ended
                                             March 31, 2004                                 March 31, 2003
                                             --------------                                 --------------

                                    Average                      Average         Average                         Average
                                    Balance       Interest      Yield/Cost       Balance         Interest       Yield/Cost
                                    -------       --------      ----------       -------         --------       ----------
                                 (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $155,794        $7,514           6.43%      $141,191        $7,594            7.17%
Investment securities and
 Mortgage-backed securities          67,055         1,580           3.14%        53,547         1,729            4.31%
Other interest-earning
  assets (2)                          3,899            66           2.26%         5,192           102            2.62%
                                   --------        ------                      --------        ------

Total interest-earning assets       226,748         9,160           5.39%       199,930         9,425            6.28%
Non-interest-earning assets          11,783                                       8,997
                                   --------                                    --------

Total assets                       $238,531                                    $208,927
                                   ========                                    ========

Interest-bearing liabilities:
  Transaction accounts              $10,586          $ 24           .30%        $ 8,678          $ 52             .80%
  Passbook savings                    7,064            50           .94%          5,781            48            1.11%
  Money market accounts              12,604            82           .87%         11,648           105            1.20%
  Certificates of deposit            90,948         2,010          2.95%         74,838         2,058            3.67%
  Other liabilities (3)              81,924         2,037          3.32%         76,216         2,379            4.16%
                                   --------        ------                       -------        ------

Total interest-bearing
   liabilities                      203,126         4,203          2.76%        177,161         4,642            3.49%
Non-interest bearing
   liabilities                       17,415                                      14,746
                                   --------                                    --------

Total liabilities                   220,541                                     191,907

Stockholders' equity                 17,990                                      17,020
                                   --------                                    --------

Total liabilities and
  Stockholders' equity             $238,531                                    $208,927
                                   ========                                    ========


Net interest earnings                              $4,957                                      $4,783
                                                   ======                                      ======
Interest rate spread (4)                                           2.63%                                         2.79%
                                                                   ====                                          ====
Net yield on interest-
  earning assets (5)                                               2.91%                                         3.19%
                                                                   ====                                          ====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities                                     1.12X                                         1.13X
                                                                   ====                                          ====

(1)  Average balances include non-accrual loans.
(2)  Includes interest-bearing deposits in other financial institutions
(3) Other liabilities include FHLB advances, repurchase agreements and other secured borrowings. The FHLB borrowings are adversely affecting the Company's net interest earnings because some of them bear fixed interest rates that are above current market rates. These borrowings will continue to adversely affect net interest earnings unless paid off early, at a significant penalty, or unless market rates increase.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net yield on interest - earning assets represents net interest earnings as a percentage of average interest-earning assets.

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume; and
(ii) changes in rates. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                 Nine-month period ended
                                                 March 31, 2004 vs. 2003
                                                   Increase (Decrease)
                                                         Due to
                                       -----------------------------------------
                                        Volume           Rate           Net
                                        ------           ----           ---
                                               (Dollars in Thousands)
Interest income:
  Loans receivable                         $  745        $  (825)        $  80
  Mortgage-backed securities and
    investment securities                     379           (528)         (149)
  Other interest-earning assets               (24)           (12)          (36)
                                           ------        -------         -----
    Total interest-earning assets           1,100         (1,365)         (265)
                                           ======        =======         =====

Interest expense:

  Transaction accounts                          8            (36)          (28)
  Savings accounts                             10             (8)            2
  Money markets                                 8            (31)          (23)
  Certificates of deposit                     400           (448)          (48)
  Other liabilities                           158           (500)         (342)
                                           ------        -------         -----
    Total interest-bearing liabilities     $  584        $(1,023)        $(439)
                                           ------        -------         -----

Net change in interest income              $  516        $  (342)        $(174)
                                           ======        =======         =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan losses was $469,000 and $215,000 for the nine months ended March 31, 2004 and March 31, 2003, respectively. See "Comparison of Operating Results for the quarter ended March 31, 2004 compared to quarter ended March 31, 2003 - Provision for Losses on Loans."

Non-Interest Earnings

Total non-interest earnings increased by $170,000 or 36.7% to $633,000 for the nine months ended March 31, 2004 from $463,000 for the nine months ended March 31, 2003. This increase was primarily due to an increase in service charge income of $208,000 and an increase in miscellaneous income of $39,000, partially offset by a decrease in net gains from sales of loans of $75,000. The increase in miscellaneous income is primarily due to a gain on the sale of other real estate owned. The increase in service charge income is primarily due to increased insufficient funds charges collected on NOW and checking accounts because of increased volume of insufficient funds checks.

Non-Interest Expense

Total non-interest expense increased $288,000 or 9.0% to $3,474,000 for the nine months ended March 31, 2004 from $3,186,000 for the nine months ended March 31, 2003. The increase in non-interest expense was primarily attributable to increases in professional fees, compensation and benefits, advertising, data processing, ATM expense, occupancy expense, postage, stock services and other operating expenses, partially offset by a decrease in stationary, printing and office supplies. The $82,000 increase in professional fees is primarily attributable to $52,000 in fees paid to consultants for strategic planning services and a $30,000 increase in legal fees, audit expense and accounting fees largely due to the Company's efforts to comply with requirements of the
Sarbanes-Oxley Act. The $73,000 increase in compensation and benefits is primarily attributable to a $57,000 increase in general salaries and benefits due to the hiring of two additional employees, general salary increases and an increase in retirement benefits expenses, a $44,000 increase in expense associated with employee stock compensation plans, and an increase of $16,000 in director's fees, partially offset by a $44,000 reduction in performance bonus accruals due to operating results below expectations for the Company during the six months ended December 31, 2004. Advertising expense increased $41,000, primarily due to efforts to achieve growth in the Gallup and Farmington, New Mexico market. Data processing expense increased $28,000, primarily due to increases in expenses resulting from the processing cost associated with the growth in the volume of deposit accounts, statement processing, servicing for the online home banking system and an increase in the number of transactions processed. ATM expense increased $16,000, primarily due to the installation and operation of one additional ATM and transaction volume increases. Occupancy expense increased $13,000, primarily due to an increase in lease expense on the Bank's loan center and an increase in depreciation of furniture, fixtures and equipment. Postage Expense increased $13,000 due to the mailing costs associated with the growth in the volume of deposit accounts and statement processing. Stock services increased $9,000, primarily due to increases in annual fees for NASDAQ stock services and an increase in printing costs associated with the Bank's annual reports. Other operating expenses increased $42,000, primarily due to losses on sale or repossessed assets and increases in charitable contributions, correspondent bank expense, organization dues and subscriptions, franchise taxes, meals and armored transportation, partially offset by decreases in loan expense, OREO expense and telephone expense. Stationary, printing and office supplies decreased $32,000, since a substantial portion of such expenses the previous year were attributable to the start-up costs during the first year of operation of the Farmington branch.

Item 3.  CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and the principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II.  OTHER INFORMATION
--------  -----------------

Item 1.  Legal Proceedings
         -----------------

                  Not applicable.

Item 2. Changes in  Securities  and Small  Business  Issuer  Purchases of Equity
        ------------------------------------------------------------------------
        Securities
        ----------

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

                  (a)  List of Exhibits

                       3.1     Certificate of Incorporation of GFSB Bancorp, Inc.*
                       3.2     Bylaws of GFSB Bancorp, Inc.*
                       10.1    1995 Stock Option Plan**
                       10.2    Management Stock Bonus Plan**
                       10.3    Form of Directors Deferred Compensation Agreement between the Bank and
                               Directors***
                       10.4    Form of Directors Stock Compensation Plan between the Company and Directors of the Company***
                       10.5    2000 Stock Option Plan****
                       31      Certifications Pursuant to Section 302 of the Sarbanes
                               Oxley Act of 2002
                       32      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

         **** Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-51478) filed with the SEC on December 8, 2000.

(b) On February 18, 2004 the Company filed a report on Form 8-K pursuant to items 7 and 12 to report earnings for the quarter ended December 31, 2003

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GFSB BANCORP, INC.


Date:        May 14, 2004        /s/Jerry R. Spurlin
                                 -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)