Form 10KSB
period 2004-06-30
GFSB BANCORP INC
filed 2004-09-27
CIK 942129

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One):
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2004.

                                       OR
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to               .
                               --------------    --------------
                         Commission File Number: 0-25854
                                                 -------

                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

                  Delaware                                04-2095007
--------------------------------------------    --------------------------------
(State or Other Jurisdiction of Incorporation         (I.R.S. Employer
or Organization)                                     Identification No.)

221 West Aztec Avenue, Gallup, New Mexico             87301
------------------------------------------        ------------
(Address of Principal Executive Offices)           (Zip Code)

                    Issuer's Telephone Number: (505) 722-4361
                                               --------------

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

         State issuer's revenues for its most recent fiscal year:  $12,981,533
                                                                   -----------

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average of the bid and asked price for the registrant's Common Stock on the Nasdaq SmallCap Market at September 15, 2004, was $11,348,682. Solely for purposes of this calculation, the term "affiliate" refers to directors and executive officers and the beneficial owners of more than 10% of the issuer's Common Stock.

         As of September 15, 2004, there were issued and outstanding 1,146,645 shares of the issuer's Common Stock.

         Transitional Small Business Disclosure format (check one):
Yes      No  X
    ---     ---
                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement for the 2004 Annual Meeting of Stockholders. (Part III)

================================================================================

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

Item 1.  Description of Business
-------  -----------------------

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

         The Company operates a traditional savings bank business, attracting deposit accounts from the general public and using those deposits, together with other funds, primarily to originate and invest in loans secured by one- to four-family residential loans and commercial real estate loans. To a lesser extent, the Company also originates construction loans, commercial business loans, consumer loans, and multi-family loans.

Competition

         The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, and multi-state regional banks in the Company's market area of Gallup and Farmington, New Mexico and the surrounding communities of McKinley and San Juan Counties, New Mexico. Based on data compiled by the FDIC as of June 30, 2003 (the latest date for which data is available), the Bank had the largest share of FDIC-insured deposits in McKinley County with 33.25% and the sixth largest share in San Juan County with 2.23%. This data does not take into account deposits held by credit unions. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions and comes from other insured financial institutions such as commercial banks, thrift institutions, credit unions, multi-state regional banks, and mortgage bankers.

Lending Activities

         Loan Portfolio Composition. The following table sets forth the dollar amounts and percentage of the portfolio represented by the Company's various types of loans at the dates indicated.

        `                                                                 At June 30,
                             ---------------------------------------------------------------------------------------- ------------
                                    2004                2003                 2002               2001                  2000
                             -----------------  -------------------  ------------------  -----------------     -------------------
                                 $         %       $            %        $          %        $        %           $          %
                             --------   ------  --------     ------  --------    ------  --------   ------     --------   -------
                                                                    (Dollars in Thousands)

Type of Loans:
-------------
  Mortgage loans:
    Residential              $ 85,543(1) 55.00%  $85,730(1)   57.51%  $89,804(1)  61.42%  $81,662(1) 60.44%    $ 78,920(1) 69.08%
    Commercial real estate     34,647    22.28    25,913      17.38    21,726     14.86    23,085    17.09       18,376    16.09
  Construction:
    Residential                 1,388     0.89     2,735       1.84     2,623      1.79       830     0.62          581     0.51
    Commercial                  1,811     1.17     5,280       3.54     4,715      3.23     5,397     3.99        3,787     3.31
                             --------   ------  --------     ------  --------    ------  --------   ------     --------   ------
                              123,388    79.34   119,658      80.27   118,868     81.30   110,974    82.14      101,664    88.99
                             --------   ------  --------     ------  --------    ------  --------   ------     --------   ------

  Commercial business          26,573    17.09    23,655      15.87    21,824     14.93    18,042    13.35        6,853     6.00
                             --------   ------  --------     ------  --------    ------  --------   ------     --------   ------

  Consumer:
    Savings account             1,637     1.05     1,212       0.81     1,452      0.99     1,228     0.91        1,083     0.95
    Automobile and other        3,920     2.52     4,538       3.05     4,061      2.78     4,867     3.60        4,642     4.06
                             --------   ------  --------     ------  --------    ------  --------   ------     --------   ------
                                5,557     3.57     5,750       3.86     5,513      3.77     6,095     4.51        5.725     5.01
                             --------   ------  --------     ------  --------    ------  --------   ------     --------   ------

  Total loans                $155,518   100.00% $149,063     100.00% $146,205    100.00% $135,111   100.00%    $114,242   100.00%
                             --------   ======  --------     ======  --------    ======  --------   ======     --------   ======
Less:
  Loan participations sold        (41)              (475)                (773)             (3,156)               (3,308)
  Loans in process                 --                 --                   --                  --                    --
  Deferred loan
    origination fees
    and costs                   (922)              (796)                (767)               (699)                 (645)
  Allowance for loan losses   (1,714)            (1,396)                (984)               (825)                 (512)
                             --------           --------             --------            --------              --------

Total loans, net             $152,842           $146,396             $143,681            $130,431              $109,777
                             ========           ========             ========            ========              ========

-------------------
(1) Included in this category are loans classified as held for sale of $411,400, $132,000, $297,000, $980,000 and $105,000, respectively. Such loans constitute one-to-four family mortgage loans.

         Loan Maturity Schedules. The following table sets forth the estimated maturity of the Company's loan portfolio at June 30, 2004. The table does not include prepayments or scheduled principal repayments. Prepayments or scheduled principal repayments totaled $48.7 million for the year ended June 30, 2004. All mortgage loans are shown as maturing based on contractual maturities.

                                                                       Due after
                                                           Due within  1 through  Due after
                                                            1 year      5 years   5 years      Total
                                                            --------   --------   --------   --------
                                                                       (In Thousands)
One-to-four-family ......................................   $  1,018   $  9,903   $ 69,585   $ 80,506
Multi-family and commercial real estate .................      3,234     25,115     11,334     39,683
Construction ............................................      2,664        418        117      3,199
Commercial business .....................................     11,345     10,445      4,783     26,573
Consumer ................................................      1,336      2,436      1,785      5,557
                                                            --------   --------   --------   --------
Total ...................................................   $ 19,597   $ 48,317   $ 87,604   $155,518
                                                            ========   ========   ========   ========

         The following table sets forth as of June 30, 2004 the dollar amount of all loans due more than one year after June 30, 2004, which have fixed rates of interest and floating or adjustable interest rates.

                                                              Floating or
                                                Fixed Rates  Adjustable Rates       Total
                                                -----------  ----------------       -----
                                                               (In Thousands)

One-to-four-family ............................   $ 79,313        $    175        $ 79,488
Multi-family and commercial real estate .......     14,574          21,875          36,449
Construction ..................................        335             200             535
Commercial business ...........................      3,172          12,056          15,228
Consumer ......................................      2,618           1,603           4,221
                                                  --------        --------        --------
Total .........................................   $100,012        $ 35,909        $135,921
                                                  ========        ========        ========

         One-to-Four-Family Residential Loans. The Company's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in its primary market areas. The Company generally originates owner-occupied one-to-four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property without requiring mortgage insurance. The Company will originate a mortgage loan in an amount up to 95% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is generally required for the amount in excess of 80% of such value. Non-owner-occupied residential mortgage loans are originated up to 80% of the lesser of the appraised value or selling price of the property.

         The Company primarily originates fixed-rate mortgage loans that have maturities of up to 15 years. In addition, the Company originates loans with terms over 15 years for sale in the secondary market. Generally, the Company's underwriting guidelines conform to Federal Home Loan Mortgage Corporation ("FreddieMac") and Federal National Mortgage Association ("FannieMae") guidelines. At June 30, 2004, fixed-rate loans held-for-sale totalled approximately $411,400.

         For all adjustable-rate mortgage loans, the Company requires the borrower to qualify at the initial index interest rate. The adjustable-rate mortgage loans provide for annual interest rate adjustments based upon the one-year treasury rate with a maximum annual adjustment of not more than 2% over the initial rate of interest. Adjustable-rate mortgage loans reprice every year and provide for terms of up to 30 years with most loans having terms of 15 or 30 years.

         It is the current policy of the Company to remain a portfolio lender for its adjustable-rate loans. Adjustable rate loans do have higher credit risks compared to fixed-rate mortgage loans due to the possibility of borrower default when interest rates reset higher and monthly payment amounts increase.

         The one-to-four-family residential loan portfolio also includes second mortgage loans if the Company holds the first mortgage loan for such property and the combined loan to value ratio is no greater than 80%.

         Multi-family and Commercial Real Estate Loans. Multi-family and commercial real estate secured loans are originated in amounts generally up to 80% of the appraised value of the property. Such appraised value is determined by an independent appraiser previously approved by the Company. The Company's commercial real estate loans are permanent loans secured by approved property such as churches, motels, small office buildings, retail stores, small strip plazas, and other non-residential buildings. The Company generally originates fixed-rate commercial real estate loans with balloon maturities of five years and with amortization periods of up to 25 years, and to a lesser extent, adjustable-rate loans based on a margin over the Wall Street Journal prime rate.

         Multi-family loans are primarily secured by apartment buildings, located in the Company's primary market area. Loans secured by multi-family property may be originated in amounts up to 80% of the appraised value with either fixed or adjustable rates of interest. The Company generally originates fixed-rate multi-family loans with balloon maturities of five years and with amortization periods of up to 25 years, and to a lesser extent, adjustable-rate loans based on a margin over the Wall Street Journal prime rate.

         Multi-family and commercial real estate loans have significantly more risk than one-to-four-family mortgage loans due to the usually higher loan amounts and the credit risk, which arises from concentration of principal in a smaller number of loans, the effects of general economic conditions on income producing property and the difficulty of evaluating and monitoring the loans.

         Construction Loans. The Company makes construction loans to individuals to construct single-family owner-occupied homes and to builders who have a proven track record on either a pre-sold or speculative basis. Loans made to individual property owners are construction-to-permanent loans which generally provide for the payment of interest during a construction period at fixed or adjustable interest rates and then covert to permanent loans, having terms similar to one-to-four-family residential mortgage loans. Loans made to builders are generally loans which require the payment of interest at fixed rates during the construction term and the payment of the principal in full at the end of the construction period, which generally is for a term of 6 months.

         Construction financing generally has a higher degree of credit risk than one-to-four-family residential loans. The risk is dependent largely on the value of the property when completed as compared to the estimated cost, including interest, of building the property. If the estimated value is inaccurate, the Company may have a completed project with a value too low to assure full repayment of the loan.

         Construction loans made to builders who are building to resell have a maximum loan-to-value ratio of 80% of the appraised value of the property. Construction loans to individuals who intend to occupy the finished premises generally have a maximum loan-to-value ratio of 80%.

         Commercial Business Loans. Commercial business loans, primarily consisting of revolving lines of credit, short-term working capital loans, and term loans up to seven years, are originated to meet the needs of local small businesses. The majority of the loans are secured by inventory, equipment, accounts receivable, marketable securities, savings deposits, real estate, personal guaranties, or a combination of these types of collateral. Commercial business loans generally involve a greater degree of risk than residential mortgage loans and frequently carry larger loan balances. The Company offers fixed-rate commercial business loans and adjustable-rate loans which adjust daily based upon Wall Street Journal prime. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on business cash flow, and the difficulty of evaluating and monitoring these types of loans.

         Consumer Loans. Consumer loans primarily consist of automobile loans, home equity lines of credit, loans secured by savings accounts and unsecured personal loans. Home equity lines of credit are originated on an adjustable rate basis, with a loan to value ratio of 90%, if the Company holds the first mortgage loan. Otherwise, the maximum loan to value ratio is 80%. Loans secured by vehicles are financed for terms of up to 60 months, with fixed interest rates. The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to make payments on the proposed loan and other indebtedness. In addition to the creditworthiness of the applicant, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. Consumer loans tend to have higher interest rates and shorter maturities than one- to four-family first mortgage loans, but are considered to entail a greater risk of default than one-to four-family mortgage loans.

         Loan Approval Authority and Underwriting. The loan approval process is segmented by the type and size of loan. All loans secured by deposit accounts as well as small real estate, commercial and consumer loans may be approved by certain loan officers within designated limits. Members of senior management have varying individual levels of authority to approve loans up to a maximum of $100,000 for unsecured loans and $350,000 for secured loans. The Management Loan Committee, consisting of three members of senior management and two non-employee Directors, may approve loans in excess of individual officer limits up to a maximum of $1,000,000 secured and $500,000 unsecured. The Board of Directors approves loans over $1,000,000 secured and $500,000 unsecured and also reviews all loans that have been approved by officers or committees.

         The Company uses board approved independent fee appraisers on most real estate loans. It is the Company's policy to obtain title insurance on all properties securing real estate loans and to obtain insurance coverage appropriate to the collateral on secured loans.

         Loan Commitments. At June 30, 2004, the Company had $7 million of outstanding commitments to originate new loans at market interest rates, $3 million in undisbursed funds related to construction loans and straight lines of credit and $9 million in commitments to fund revolving lines and letters of credit.

Non-Performing and Problem Assets

         Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days past due, the customer will receive a telephone call within ten days. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 120 days or more and no repayment plan is in effect, the Bank typically initiates foreclosure proceedings. For consumer loans, a notice is generated when the loan is ten days past due. Further collection efforts generally commence for consumer loans by the time a payment is delinquent 20 days. Collection procedures for other non-mortgage loans generally begin after a loan is one day delinquent. Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         The following table sets forth information regarding nonaccrual loans, accruing loans more than 90 days past due and real estate owned, as of the dates indicated. At each of the dates presented, the Company had no impaired loans within the meaning of Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118. Interest income that would have been recorded on loans accounted for on a nonaccrual basis or as a troubled debt restructuring under the original terms of such loans would have totaled $59,037 and $16,643, respectively, for the year ended June 30, 2004. A total of $1,123 in interest income was recognized on the troubled debt restructuring and no interest income was recognized on the non-accrual loans during the year ended June 30, 2004.

                                                                                    At June 30,
                                                                   ----------------------------------------------
                                                                    2004      2003      2002      2001      2000
                                                                   ------    ------    ------    ------    ------
                                                                                (Dollars in thousands)

Troubled debt restructurings ...................................   $  306    $   --     $   --   $   --    $   --
                                                                   ======    ======     ======   ======    ======
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Construction .................................................   $   --    $1,124    $   --    $   --    $   --
  Permanent loans secured by 1-4 dwelling units ................      471       771        70       398       542
  All other mortgage loans .....................................       --       317         6        48        83
Non-mortgage loans:
  Commercial ...................................................      876        56       164        64        16
  Consumer .....................................................        4        49         6        99        78
                                                                   ------    ------    ------    ------    ------
      Total ....................................................   $1,351    $2,317    $  246    $  609    $  719
                                                                   ------    ------    ------    ------    ------

Accruing loans which are contractually past due 90 days or more:
Mortgage loans:
  Permanent loans secured by 1-4 dwelling units ................   $   --    $   --    $  621    $   --    $   --
  All other mortgage loans .....................................       --        --       108        --        --

Non-mortgage loans:
  Commercial ...................................................       --        --        20        --        --
  Consumer .....................................................       --        --        67        --        --
                                                                   ------    ------    ------    ------    ------
      Total ....................................................   $   --    $   --    $  816    $   --    $   --
                                                                   ------    ------    ------    ------    ------

Total non-accrual and accrual loans ............................   $1,351    $2,317    $1,062    $  609    $  719
                                                                   ------    ------    ------    ------    ------
Real estate owned ..............................................      432       195       143        --        38
Other repossessed assets .......................................        5        19         7        --        --
                                                                   ------    ------    ------    ------    ------
Total non-performing assets ....................................   $1,788    $2,531    $1,212    $  609    $  757
                                                                   ======    ======    ======    ======    ======

Total non-accrual and 90-day past due loans
    to net loans ...............................................     0.88%     1.59%     0.74%     0.47%     0.66%
Total non-accrual and 90-day past due loans
    to total assets ............................................     0.58%     1.01%     0.51%     0.31%     0.41%
Total non-performing assets to total assets ....................     0.77%     1.10%     0.59%     0.31%     0.43%

         At June 30, 2004, there were no loans not presented above with respect to which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have concerns as to the ability of the borrowers to comply with present loan repayment terms.

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

         The following table sets forth the Company's classified assets in accordance with its classification system at June 30, 2004 (in thousands):


                  Special mention           $ 3,118
                  Substandard                 7,035
                  Doubtful                       --
                  Loss                           --
                                            -------
                  Total                     $10,153
                                            =======

         Out of the $10,153,000 of the Company's loans classified special mention or substandard at June 30, 2004, $9,518,000 were either not delinquent or were delinquent less than ninety days, and were therefore not included as non-accrual loans. These loans are classified due either to a history of delinquency or to other credit quality concerns.

         Allowances for Loan Losses. A provision for loan losses is charged to operations based on management's evaluation of the losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, any existing guarantees, past performance of the loan, available documentation for the loan, legal impediments to collection, financial condition of the borrower, and current economic conditions.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

         The following table sets forth information with respect to the Company's allowance for loan losses at the dates indicated.

                                                                         At June 30,
                                              -----------------------------------------------------------------
                                                 2004          2003          2002          2001          2000
                                              ---------     ---------     ---------     ---------     ---------
                                                                (Dollars in thousands)
Total loans outstanding, net ..............   $ 152,842     $ 146,396     $ 143,681     $ 130,431     $ 109,777
                                              =========     =========     =========     =========     =========
Average loans outstanding .................   $ 155,587     $ 144,841     $ 137,754     $ 121,237     $ 103,252
                                              =========     =========     =========     =========     =========

Allowance balances (at beginning of period)   $   1,396     $     984     $     825     $     512     $     443
Provision:
  Residential .............................          --            11            48            58            57
  Consumer and commercial business ........         969           441           177           287           148
                                              ---------     ---------     ---------     ---------     ---------

                                                    969           452           225           345           205
                                              ---------     ---------     ---------     ---------     ---------

Charge-offs:
  Residential .............................         (24)           (6)          (11)           --          (113)
  Consumer and commercial business ........        (643)          (37)          (81)          (32)          (25)
                                              ---------     ---------     ---------     ---------     ---------
                                                   (667)          (43)          (92)          (32)         (138)
Recoveries:
  Residential .............................          --             1            --            --            --
  Consumer and commercial business ........          16             2            26            --             2
                                              ---------     ---------     ---------     ---------     ---------
                                                     16             3            26            --             2
                                              ---------     ---------     ---------     ---------     ---------
Net charge-offs ...........................        (651)          (40)          (66)          (32)         (136)
                                              ---------     ---------     ---------     ---------     ---------

Allowance balance (at end of period) ......   $   1,714     $   1,396     $     984     $     825     $     512
                                              =========     =========     =========     =========     =========

Allowance for loan losses as a percent
  of total loans outstanding, net .........        1.12%         0.95%         0.68%         0.63%         0.47%
                                              =========     =========     =========     =========     =========

         Out of the $643,000 in charge-offs on consumer and commercial business loans during the year ended June 30, 2004, $339,000 was a loss on a participation loan purchased in a commercial real estate construction project for a hotel, $198,000 was a loss on a commercial loan to a local start-up manufacturing entity, and the remaining $106,000 consisted of losses on small consumer and commercial loans.

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category.

                                                             At June 30,
               --------------------------------------------------------------------------------------------------------------
                     2004                  2003                   2002                  2001                   2000
               --------------------   -------------------   -------------------    -------------------    -------------------
                        Percent of            Percent of             Percent of             Percent of             Percent of
                       Loans in Each         Loans in Each          Loans in Each          Loans in Each          Loans in Each
                        Category to           Category to           Category to            Category to            Category to
               Amount   Total Loans   Amount  Total Loans   Amount  Total Loans    Amount  Total Loans    Amount  Total Loans
               ------   -----------   ------  -----------   ------  -----------    ------  -----------    ------  -----------
                                                           (Dollars in thousands)

Residential
  real estate   $  300     55.00%      $  312     57.51%      $ 307       61.42%     $275        60.44%     $217     69.08%
Commercial
  real estate      281     22.28          221     17.38         163       14.86       156        17.09       131     16.09
Construction,
  consumer and
  commercial
  business       1,133     22.72          863     25.11         514       23.72       394        22.47       164     14.83
                ------    ------       ------    ------       -----      ------      ----       ------      ----    ------

  Total         $1,714    100.00%      $1,396    100.00%      $ 984      100.00%     $825       100.00%     $512    100.00%
                ======    ======       ======    ======       =====      ======      ====       ======      ====    ======

Investment Activities

         General. The Company is required under federal regulation to maintain a sufficient level of liquid assets (including specified short-term securities and certain other investments), as determined by management and defined and reviewed for adequacy by the OTS during its regular examinations. The OTS, however, does not prescribe by regulation a minimum amount or percentage of liquid assets. The level of liquid assets varies depending upon several factors, including: (i) the yields on investment alternatives, (ii) management's judgment as to the attractiveness of the yields then available in relation to other opportunities,
(iii) expectation of future yield levels, and (iv) management's projections as to the short-term demand for funds to be used in loan origination and other activities. Investment securities, including mortgage-backed securities, are classified at the time of purchase, based upon management's intentions and abilities, as securities held to maturity or securities available-for-sale. Debt securities acquired with the intent and ability to hold-to-maturity are classified as held-to-maturity and are stated at cost and adjusted for amortization of premium and accretion of discount, which are computed using the level yield method and recognized as adjustments of interest income. All other debt securities are classified as available-for-sale.

         Current  regulatory  and  accounting  guidelines  regarding  investment securities (including mortgage- backed securities) require the Company to categorize securities as "held-to-maturity," "available-for-sale" or "trading." As of June 30, 2004, Company had securities (including mortgage-backed securities) classified as "held-to-maturity" and "available-for-sale" in the amount of $398,999 and $61,199,023, respectively, and had no securities classified as "trading." Securities classified as "available-for-sale" are reported for financial reporting purposes at the fair market value with net changes in the market value from period to period included as a separate component of stockholders' equity, net of income taxes. Changes in the market value of securities available-for-sale do not affect the Company's income. In addition, changes in the market value of securities available-for-sale do not affect the Bank's regulatory capital requirements or its loan-to-one borrower limit.

         At June 30, 2004, the Company's investment portfolio policy allowed investments in instruments such as: (i) U.S. Treasury obligations, (ii) U.S. federal agency or federally sponsored agency obligations, (iii) municipal obligations, (iv) mortgage-backed securities, (v) banker's acceptances, (vi) certificates of deposit, (vii) investment grade corporate bonds, (viii) mortgage derivative securities, (ix) private-label mortgage pass-thru securities and commercial paper. The board of directors may authorize additional investments.

         As a source of liquidity and to supplement Company's lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors, like us. The quasi-governmental agencies guarantee the payment of principal and interest to investors and include the FreddieMac, Government National Mortgage Association ("GinnieMae"), and FannieMae.

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

         The Company also invests in mortgage-related securities, primarily collateralized mortgage obligations, issued or sponsored by FreddieMac, GinnieMae, and FannieMae, as well as private issuers. Collateralized mortgage obligations are a type of debt security that aggregates pools of mortgages and mortgage-backed securities and creates different classes of collateralized mortgage obligations securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage backed securities as opposed to pass through mortgage backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage backed-securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage backed securities underlying collateralized mortgage obligations are paid in accordance with a predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Collateralized mortgage obligations attempt to moderate reinvestment risk associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

         Investment Portfolio. The following table sets forth the carrying value of the Company's securities at the dates indicated.

                                                            At June 30,
                                                  -----------------------------
                                                    2004       2003       2002
                                                  -------    -------    -------
                                                         (In thousands)
 Securities held-to-maturity:
   Tax-exempt securities                            $ 399      $ 676      $ 410
   Corporate debt securities                           --         --        995
                                                  -------    -------    -------
     Total securities held-to-maturity                399        676      1,405
                                                  -------    -------    -------

 Securities available-for-sale:
   Mutual funds                                     9,800      9,943      2,828
   US agency securities                             5,015      5,626      2,771
   FreddieMac stock                                 1,392      1,116      1,346
   FannieMae/SLMA preferred                         1,200      1,425      1,500
   SLMA asset-backed note                           1,300      1,858      1,980
   Tax-exempt securities                            5,523      5,443      5,610
   Taxable securities                                  --         --         --
   Collateralized mortgage obligations              6,289      3,869      7,939
   Mortgage-backed securities                      30,680     38,517     27,290
                                                  -------    -------    -------
     Total securities available-for-sale           61,199     67,797     51,264
                                                  -------    -------    -------
 Total investment and mortgage-backed securities  $61,598    $68,473    $52,669
                                                  =======    =======    =======

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at June 30, 2004. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                                      At June 30, 2004
                             ------------------------------------------------------------------------------------------------------
                                  Less than            1 to              Over 5 to         Over 10                 Total
                                   1 year             5 years            10 years           years                Securities
                             ------------------  -----------------  ----------------- -----------------   -------------------------
                              Carrying  Average  Carrying  Average   Carrying Average Carrying  Average   Carrying           Market
                                Value    Yield     Value    Yield      Value   Yield    Value    Yield      Value   Yield    Value
                              -----      -----     -----    -----      -----   -----    -----    -----      -----   -----    -----
                                                                 (Dollars in thousands)
Securities
held-to-maturity:
  Tax-exempt
    securities (1)..........  $    --     --%    $   145    4.25%     $   --    --%   $    254    8.75%    $   399   7.11%  $   408
                              -------            ------               ------          -------              -------          -------
      Total
        securities
        held-to-maturity....       --                145    4.25          --               254    8.75         399   7.11       408
                              -------            ------               ------          -------              -------          -------

Securities
available-for-sale:
  Mutual funds..............    9,949   2.21          --      --          --    --          --      --       9,949   2.21     9,800
  US Agency securities......    4,013   2.59       1,004    1.73          --    --          --      --       5,017   2.42     5,015
  FreddieMac stock (2)......       --     --          --      --          --    --           8    1.08           8   1.78     1,392
  FannieMae/SLMA
    preferred...............       --     --          --      --          --    --       1,500    1.47       1,500   1.47     1,200
  SLMA asset-backed
    securities..............       --     --          --      --       1,296  1.97          --      --       1,296   1.97     1,300
  Tax-exempt
    securities (1)..........      136   1.51         895    3.79          --    --       4,166    6.17       5,197   5.64     5,523
  Taxable securities........       --     --          --      --          --    --          --      --          --     --        --
  Collateralized
    mortgage
    obligations
    securities..............       --     --         819    3.33          --    --       5,508    2.68       6,327   2.76     6,289
   Mortgage-backed
     securities.............       --     --         --       --       1,932  5.80      29,133    4.28      31,065   4.37    30,680
                              -------            ------               ------          -------              -------          -------
      Total securities
        available-for-sale..   14,098   2.31       2,718    2.89       3,228  4.26      40,315    4.15      60,359   3.67    61,199
                              -------            ------               ------          -------              -------          -------

Total investment and
  mortgage-backed
  securities ...............  $14,098   2.31%    $2,863     2.96%     $3,228  4.26%   $40,569     4.18%    $60,758   3.69%  $61,607
                              =======   ====     ======     ====      ======  ====    =======     ====     =======   ====   =======

------------------
(1) Average yield is computed on a book value basis rather than a tax equivalent basis.
(2)  Average yield is computed on a redemption value basis.

Sources of Funds

         General. Deposits are a major external source of the Company's funds for lending and other investment purposes. The Company derives funds from amortization and prepayment of loans and, to a lesser extent, maturities of investment securities, borrowings, amortization and prepayments of mortgage-backed securities, and operations. Scheduled loans and mortgage-backed securities principal repayments are a relatively stable source of funds, while deposit inflows and outflows, and loans and mortgage-backed securities prepayments are significantly influenced by general interest rates and market conditions.

         Deposits. Consumer and commercial deposits are attracted principally from within the Company's primary market area through the offering of a selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

         Deposit Distribution. The following table sets forth the average balance and the weighted average rates for each period on each category of deposits presented.

                                                       Year Ended June 30,
                              -----------------------------------------------------------------------------
                                     2004                       2003                       2002
                              --------------------   --------------------------  --------------------------
                                          Weighted                   Weighted                    Weighted
                               Average    Average       Average       Average      Average       Average
                               Balance      Rate        Balance        Rate        Balance         Rate
                               -------      ----        -------        ----        -------         ----
                                                     (Dollars in thousands)
Demand deposits               $ 16,169       0.00%     $ 13,122         0.00%      $ 9,024          0.00%
Interest-bearing  demand
    and NOW deposits            10,877       0.28         8,830         0.75         8,081          0.94
Money market savings            12,723       0.83        11,421         1.93        10,465          1.57
Savings accounts                 7,338       0.89         5,910         1.08         8,271          0.74
Time deposits                   89,923       2.88        77,180         3.55        75,510          4.98
                              --------                 --------                   --------
    Total deposits            $137,030       2.04%     $116,463         2.65%     $111,351          3.65%
                              ========                 ========                   ========

         Time Deposits. The following table indicates the amount of the Company's time deposits of $100,000 or more by time remaining until maturity as of June 30, 2004.

                Maturity Period                                 Time Deposits
                ---------------                                 -------------
                                                                (In thousands)

                Within three months                                   $ 8,452
                More than three through six months                      7,703
                More than six through nine months                       3,629
                Over nine months                                       25,319
                                                                      -------
                                Total                                 $45,103
                                                                      =======

         Borrowings. The Company may obtain advances from the FHLB of Dallas (the "FHLB") to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a pledge of the Company's stock in the FHLB, a portion of the Company's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2004, borrowings with the FHLB totaled $73,652,218 of which $30,756,838 were short-term. The following table sets forth certain information regarding the Company's FHLB advances (which were its only category of short-term borrowing) for the periods indicated.

                                                                         June 30,
                                                                --------------------------------
                                                                2004       2003          2002
                                                                ----       ----          ----
                                                                     (Dollars in thousands)

Amount  outstanding at end of period......................     $73,652    $76,642   $    76,387
Weighted average interest rate at end of period ..........        3.48%      4.01%         4.32%
Maximum amount of short-term borrowingsoutstanding
  at any month end .......................................     $33,418    $39,954   $    34,727
Approximate average short-term borrowings  outstanding....     $30,757    $32,978   $    30,072
Approximate weighted average rate paid during period......        3.61%      4.23%         4.62%

Personnel

         As of June 30, 2004, the Company employed 54 employees with 51 working full-time. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

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

         The Bank is required to pay insurance premiums based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the risk-based system established by the FDIC for setting deposit insurance premiums, the 2004 insurance assessment rates for SAIF-member institutions range from 0% to 0.27% of insured deposits on an annualized basis, with the assessment rate for most savings institutions set at 0%. The Bank currently qualifies for the lowest assessment rate under the risk-based assessment system and, accordingly, did not pay any deposit insurance assessments during the past fiscal year.

         In addition, all FDIC-insured institutions are required through 2017 to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. For calendar 2004, the annual assessment rate has been approximately 0.154% of insured deposits.

         Loans to One Borrower. A savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the associations's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of the unimpaired capital and surplus, under certain circumstances. At June 30, 2004, the Company's lending limit for loans to one borrower was approximately $2,766,702 and the Company had no outstanding commitments that exceeded the loans to one borrower limit at the time originated or committed.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets for savings institutions that receive the highest supervisory rating for safety and soundness and 4% of total adjusted assets for all other thrifts, and (3) risk-based capital equal to 8% of total risk-weighted assets. At June 30, 2004, the Bank was in compliance with its regulatory capital requirements.

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

         In addition to the above regulatory capital requirements, the OTS's prompt corrective action regulation classifies savings associations by capital levels and provides that the OTS will take various corrective actions, including imposing significant operational restrictions, against any thrift that fails to meet the regulation's capital standards. Under this regulation, a "well capitalized" savings association is one that has a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage capital ratio of 5%, and is not subject to any capital order or directive. A thrift is deemed "adequately capitalized" category if it has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage capital ratio of at least 4%. Institutions with lower capital levels are deemed to be "undercapitalized," "significantly undercapitalized" or "critically undercapitalized," depending on their capital levels. A thrift that falls within any of the three undercapitalized categories is subject to severe regulatory sanctions under the prompt corrective action regulation. At June 30, 2004, the Bank was classified as "well capitalized.

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

         Qualified Thrift Lender Test. Federal savings institutions must meet one of two Qualified Thrift Lender ("QTL") tests. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owner's Loan Act by maintaining at least 65% of its "portfolio assets" in certain"Qualified Thrift Investments". Qualified thrift investments consist primarily of an institution's residential mortgage loans and other loans and investments relating to residential real estate and manufactured housing and also include student, credit card and small business loans, stock issued by a Federal Home Loan Bank, the FHLMC and the FNMA, and other enumerated assets. For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 10% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every 12 months. A failure to qualify as a QTL would result in a number of sanctions, including certain operating restrictions. At June 30, 2004, the Bank was in compliance with its QTL requirement, with 81.58% of its assets invested in Qualified Thrift Investments. Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Dallas in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of the Bank's advances from the FHLB. At June 30, 2004, the Bank was in compliance with this requirement.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At June 30, 2004, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Property.
-------  ------------------------

         (a) The Company owns its main office and branch office located at 221 West Aztec Avenue, Gallup, New Mexico and 1501 San Juan Boulevard, Farmington, New Mexico, respectively. During the fiscal year ended June 30, 2004, the Company purchased property to be used for a possible future branch site on the north side of Gallup, New Mexico for $424,000 and is liable for a non-interest bearing note payable to the seller with one final payment of $137,000 due in January 2005. The Company also leases additional office space across the street from its main office. The lease expires December 31, 2007 and the Company has an option, upon notification of the lessor by August 1, 2007, to purchase the building for $275,000 or to extend the lease for an additional 10 years.

         (b) Investment Policies. See "Item 1. Business" above for a general description of the Company's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Company's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         (a) Market Information. Since its initial issuance on June 29, 1995, the Company's common stock has been traded on the Nasdaq SmallCap Market under the symbol "GUPB." The following table reflects the high and low bid prices for the Common Stock as published by the Nasdaq SmallCap Market as well as dividends declared per share for each quarter during the most recent two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.


                                                                     Dividends
         Quarter Ended                        High        Low        Declared
         -------------                        ----        ---        --------

         June 30, 2004                       $23.18     $21.00        $0.125
         March 31, 2004                       23.75      21.06         0.125
         December 31, 2003                    21.34      16.75         0.125
         September 30, 2003                   17.00      16.03         0.11
         June 30, 2003                        17.63      15.94         0.11
         March 31, 2003                       17.55      14.32         0.11
         December 31, 2002                    15.99      12.76         0.11
         September 30, 2002                   15.15      13.78         0.10

         As of June 30, 2004, there were 1,146,645 shares of the Common Stock outstanding and 211 stockholders of record. This number does not reflect the number of persons or entities who held stock in nominee or "street" name through various brokerage firms.

         The Company's ability to pay dividends to stockholders is subject to the requirements of Delaware law. No dividend may be paid by the Company unless its board of directors determines that the Company will be able to pay its debts in the ordinary course of business after payment of the dividend. In addition, the Company's ability to pay dividends is dependent, in part, upon the dividends it receives from the Bank. The Bank may not declare or pay a cash dividend on any of its stock if the effect thereof would be to cause the Bank's regulatory capital to be reduced below (1) the amount required for the liquidation account established in connection with the Bank's conversion from mutual to stock form, or (2) the regulatory capital requirements imposed by the Office of Thrift Supervision.

         (b) Application of Proceeds. Not applicable.

         (c) Issuer Purchases of Equity Securities. During the fiscal year 2004, the Company made no purchases of its Common Stock.

         On June 20, 2002 the Company issued a press release announcing its authorization to repurchase 115,010 shares (10% of its 1,150,106 outstanding shares on that date) of its common stock. The maximum number of shares that may yet be purchased under the plan is 106,374 shares.

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

General

         The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs, expenses, and general economic conditions. We undertake no obligation to publicly release the results of any revisions to those forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

         GFSB Bancorp, Inc. is a unitary savings and loan holding company headquartered in Gallup, New Mexico, which provides a full range of deposits and traditional mortgage loan products through its wholly-owned banking subsidiary, Gallup Federal Savings Bank (Bank). All references refer collectively to the Company and the Bank, unless the context indicates otherwise.

         During fiscal 2002, to provide opportunity for growth, the Bank opened an office in Farmington, New Mexico under the trade name of Farmington Savings Bank, a Branch of Gallup Federal Savings Bank. Because of operating an additional branch, non-interest expense increased during fiscal 2003.

Proposed Merger

         On August 25, 2004, The Company announced that it had signed a definitive merger agreement with First Federal Banc of the Southwest, Inc. ("FFBSW"), the holding company for First Federal Bank, Roswell, New Mexico, pursuant to which the Company will merge with and into FFBSW.

         Under the terms of the agreement, upon consummation of the merger of the Company into FFBSW, each outstanding share of the Company's common stock will be converted into the right to receive either $20.00 in cash or FFBSW common stock, at the election of the holder, subject to an overall requirement that 51% of the Company's total outstanding common stock be exchanged for stock. The transaction is subject to various conditions, including stockholder approval of both the Company and FFBSW, and approval by the applicable banking regulatory agencies.

         Pursuant to the terms of the merger agreement, FFBSW has agreed to register FFBSW's common stock under the Securities Exchange Act of 1934 and it will file reports with the Securities and Exchange Commission. In addition, upon the completion of the merger, its shares are expected to be listed on the NASDAQ.

Critical Accounting Policies, Judgments and Estimates

         The Company's accounting and reporting policies conform with the accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. These policies are critical because they are highly dependent upon subjective or complex judgments, assumptions and estimates.

         Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates. If actual results are different than management's judgments and estimates, the Company's financial results could change, and such change could be material to the Company.

         Allowance for Loan Losses. Determining the amount of the allowance for loan losses necessarily involves a high degree of judgment. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses, which is charged against income. Management performs an evaluation of the adequacy of the allowance for loan losses on a quarterly basis, at a minimum. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic conditions, delinquency statistics, the adequacy of the underlying collateral, the financial strength of the borrowers, results of internal loan reviews, geographic and industry concentrations, and other factors related to the collectibility of the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

         For purposes of the Company's allowance for loan loss methodology, all criticized loans, meaning all loans classified as "substandard", "doubtful" or "loss" or designated "special mention", are divided into two primary categories:
(1) loans secured by real estate and (2) other loans. Within these two categories loss allocation percentages are assigned based on the severity of the classification or designation. All other loans are segregated into one of seven general categories: (1) consumer residential mortgages, (2) commercial residential mortgages, (3) residential mortgage loan participations purchased,
(4) commercial  loans, (5) commercial real estate loans, (6) consumer loans, and
(7) loans secured by deposit accounts. Loss allocation percentages are assigned to each of these seven categories. An additional loss allocation percentage is assigned to all loans within these seven categories that have been designated "pass/watch", meaning loans that have been identified as having potential credit concerns less severe than criticized loans. Finally an additional loss allocation is assigned to unfunded commitments on existing loans.

         Credit losses are an inherent part of the Company's business and, although management believes the methodologies for determining the allowance for loan losses and the current level of the allowance are adequate, it is possible that there may be unidentified losses in the portfolio that may become evident only at a future date. Additional provisions for such losses, if necessary, would negatively impact earnings.

Management of Interest Rate Risk and Market Risk

         Because the majority of the Company's assets and liabilities are sensitive to changes in interest rates, its most significant form of market risk is interest rate risk, or changes in interest rates. The Company is vulnerable to an increase in interest rates to the extent that its interest-bearing liabilities mature or reprice more rapidly than its interest-earning assets. The Company's lending activities have emphasized the purchase or the origination of fixed rate loans secured by one-to four family residences and the
purchase  of  mortgage  backed  securities  and  available-for-sale   investment
securities. The primary source of funds has been deposits with maturities substantially shorter than the related assets. While having interest-bearing liabilities that reprice more frequently than interest-earning assets is generally beneficial to net interest income during a period of declining interest rates, this type of an asset/liability mismatch is generally detrimental during periods of rising interest rates.

         Senior management of the Company reviews loan and deposit pricing and production volumes, interest rate risk analysis, liquidity and borrowing needs, and a variety of other asset and liability management topics on a weekly basis. The Company's Investment Committee meets on a monthly basis to review these same items. On behalf of the Investment Committee, the Chairman reports to the Board of Directors.

         To reduce the effect of interest rate changes on net interest income, the Company has adopted various strategies to enable it to improve the matching of interest-earning asset maturities to interest-bearing liability maturities. The principal elements of these strategies include seeking to:

          o sell new originated long-term fixed rate mortgage loans that conform to Federal National Mortgage Association guidelines when sales can be achieved on terms favorable to the Company;

          o lengthen the maturities of liabilities when it would be cost effective through the pricing and promotion of higher rate certificates of deposit and utilization of FHLB advances;

          o attract low cost checking and transaction accounts which tend to be less interest rate sensitive when interest rates rise;

          o    maintain  interest-bearing   deposits,  federal  funds  and  U.S.
               government   securities  with  short  to  intermediate  terms  to
               maturities; and

          o maintain an investment portfolio that provides a stable cash flow, thereby providing investable funds in varying interest rate cycles.

         Although the maintenance of a large percentage of the Company's assets in short-term and intermediate-term assets, such as cash equivalents, mortgage-backed securities and investment securities, reduces interest rate risk, it adversely affects interest income and net earnings. The Company has made a significant effort to maintain its level of lower cost deposits as a method of enhancing profitability. At June 30, 2004, the Company had approximately $50 million, or 38%, of its deposits in low-cost savings, checking and money market accounts. These deposits have traditionally remained relatively stable and are expected to be only moderately affected in a period of rising interest rates. This stability has enabled the Company to offset the impact of rising rates in other deposit accounts.

Net Portfolio Value

         Management activity monitors exposure to interest rate risk. The Company's objective is to maintain a consistent level of profitability within acceptable risk tolerances across a broad range of potential interest rate environments. The Bank uses the OTS Net Portfolio Value ("NPV") Model to monitor its exposure to interest rate risk, which calculates changes in net portfolio value. The NPV model, in addition to management's suggestions, are reviewed by the Investment Committee and reported to the Board of Directors quarterly.

         The Bank computes amounts by which the net present value of cash flow from assets, liabilities and off balance sheet items ("net portfolio value" or "NPV") would change in the event of a range of assumed changes in market interest rates. Based upon OTS assumptions, the following table presents the Bank's percentage change in NPV, assuming an immediate change in interest rates of plus or minus 300 basis points from the level at June 30, 2004. Changes due to a 200 and 300 basis point decline are not presented due to the low interest rate environment.

            Change in
            Interest Rates
            In Basis Points       NPV
            ("BP")                Ratio (2)       Change(3)
            ------                ---------       ---------
            +300 bp                8.07%          -193 bp
            +200 bp(1)             8.95%          -106 bp
            +100 bp                9.62%          - 39 bp
               0                  10.00%            -- bp
            -100 bp                9.87%          - 13 bp

---------------
(1)  Denotes the rate shock used to compute the NPV capital ratios.
(2)  Calculated as the estimated NPV divided by present value of assets.
(3) Calculated as the excess (deficiency) of the NPV ratio assuming the indicated change in interest rates over the estimated NPV ratio assuming no change in interest rates.

         These calculations indicate that the Bank's NPV could be adversely affected by increases in interest rates and could also be somewhat adversely affected by decreases in interest rates. In addition, the Bank could be deemed to have more than a normal level of interest rate risk under applicable regulatory capital requirements if interest market rates increase.

         Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.
Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

Average Balance Sheet

  The following table sets forth certain information relating to the Company's average balance sheet and reflects the yield on assets and cost of liabilities for the periods indicated and the yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented.

                                                                               Year Ended June 30,
                                         -------------------------------------------------------------------------------------------
                                                     2004                             2003                          2002
                                         ------------------------------  ------------------------------  ---------------------------
                                         Average              Average    Average              Average    Average           Average
                                         Balance   Interest  Yield/Cost  Balance    Interest Yield/Cost  Balance Interest Yield/Cost
                                         -------   --------  ----------  -------    -------- ----------  ------- -------- ----------
                                                                                       (Dollars in thousands)
Interest-earning assets
   Loans receivable (1)                 $155,587    $9,973      6.41%   $144,841     $10,324     7.13%  $137,754 $10,358       7.53%
   Investment securities and
      mortgage-backed securities          66,181     2,059      3.11      56,387       2,285     4.05     56,365   2,997       5.32
   Other interest-earning assets (2)       5,164        83      1.16       5,141         134     2.61      4,837     149       3.08
                                        --------    ------              --------     -------            --------
     Total interest-earning assets       226,932    12,115      5.30%    206,369      12,743     6.17%   198,956  13,504       6.79%
                                                    ------                           -------
Non-interest-earning assets               10,756                           9,307                           7,255
                                        --------                        --------                        --------
     Total assets                       $237,688                        $215,676                        $206,211
                                        ========                        ========                        ========

Interest-bearing liabilities
   Interest-bearing demand
      and NOW deposits                  $ 10,877    $   30      0.28    $  8,830     $    66     0.75   $  8,081 $    76       0.94
   Passbook savings                        7,338        65      0.89       5,910          64     1.08      8,271      61       0.74
   Money market accounts                  12,723       105      0.83      11,421         129     1.93     10,465     164       1.57
   Time deposits                          89,923     2,590      2.88      77,180       2,741     3.55     75,510   3,759       4.98
   Other liabilities (3)                  81,044     2,679      3.31      79,864       3,162     3.96     80,206   3,415       4.26
                                        --------    ------              --------     -------            --------  ------

     Total interest-bearing
       liabilities                       201,905     5,469      2.71%    183,205       6,162     3.36%   182,533   7,475       4.10%
                                                    ------                           -------                      ------

Non-interest-bearing liabilities          17,738                          15,275                           7,861
                                        --------                        --------                        --------
     Total liabilities                  $219,643                        $198,480                        $190,394
Stockholders' equity                      18,045                          17,196                          15,817
                                        --------                        --------                        --------
     Total liabilities and
       stockholders' equity             $237,688                        $215,676                        $206,211
                                        ========                        ========                        ========

Net interest income                                 $6,646                           $ 6,581
                                                    ======                           =======
                                                                                                                  $6,029
                                                                                                                  ======

Interest rate spread (4)                                        2.59%                            2.81%                         2.69%
Net interest margin (5)                                         2.93%                            3.19%                         3.03%
Ratio of average interest-earning assets
  to average interest-bearing liabilities                       1.12x                            1.13x                         1.09x

--------------------
(1)  Average balances include non-accrual loans.
(2)  Includes interest-bearing deposits in other financial institutions.
(3) Other liabilities include FHLB advances, repurchase agreements and other secured borrowings.
(4) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest earning assets.

Rate/Volume Analysis

  The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in average volume multiplied by old rate); (ii) changes in rates (changes in rate multiplied by old average volume); and (iii) changes in rate (volume changes in rate multiplied by the change in average volume).

                                               Year ended June 30,                       Year ended June 30,
                                                  2004 vs. 2003                            2003 vs. 2002
                                               Increase (Decrease)                       Increase (Decrease)
                                                    Due to                                    Due to
                                      -------------------------------------     ---------------------------------------
                                                           Rate/                                       Rate/
                                      Volume     Rate      Volume       Net      Volume      Rate      Volume       Net
                                      ------     ----      ------       ---      ------      ----      ------       ---
                                                 (In thousands)                              (In thousands)
Interest income
  Loans receivable                   $   766   $(1,043)   $   (74)   $  (351)   $   696    $  (677)   $   (53)   $   (34)
  Mortgage-backed securities and
     investment securities               397      (530)       (93)      (226)         1       (716)         3       (712)
  Other interest-earning  assets           1       (51)        (1)       (51)         9        (23)        (1)       (15)
                                     -------   -------    -------    -------    -------    -------    -------    -------

     Total interest-earning assets     1,164    (1,624)      (168)      (628)       706     (1,416)       (51)      (761)
                                     -------   -------    -------    -------    -------    -------    -------    -------

  Interest expense
    Transaction accounts                  15       (42)        (9)       (36)         7        (15)        (2)       (10)
    Savings accounts                      15       (11)        (3)         1        (17)        28         (8)         3
    Money markets                         15       (34)        (5)       (24)        15        (46)        (4)       (35)
    Certificates of deposit              452      (517)       (86)      (151)        88     (1,079)       (22)    (1,013)
    Other liabilities                     47      (519)       (11)      (483)        68       (315)        (6)      (253)
                                     -------   -------    -------    -------    -------    -------    -------    -------
     Total  interest-bearing
       liabilities                       544    (1,123)      (114)      (693)       161     (1,427)       (42)    (1,308)
                                     -------   -------    -------    -------    -------    -------    -------    -------

  Net change in interest income      $   620   $  (501)   $   (54)   $    65    $   545    $    11    $    (9)   $   547
                                     =======   =======    =======    =======    =======    =======    =======    =======


Selected Operating Ratios:

                                                         Year Ended June 30,
                                                     ---------------------------
                                                      2004       2003      2002
                                                     ------     ------    ------

Return on average assets...........................   0.57%      0.78%     0.89%
Return on average equity...........................   7.48       9.84     10.19
Average equity to average assets...................   7.59       7.97      7.67
Dividend payout ratio..............................  41.18      29.22     27.84

Financial Condition

         General. The Company's total assets increased $2,132,000, or 0.93%, to $232,087,000 at June 30, 2004 from $229,955,000 at June 30, 2003. This increase was primarily the result of a $6,166,000 increase in the Company's net loan portfolio, an increase in cash and due from banks of $1,055,000, partially offset by a $6,874,000 decrease in the Company's security portfolio. Other contributing factors include increases in interest bearing deposits with banks, prepaid assets, loans held for sale, deferred tax asset, premises and equipment and other assets.

         Loans receivable, net, increased $6,166,000 to $152,430,000 at June 30, 2004 from $146,264,000 at June 30, 2003. The increase in loans receivable, net, was primarily the result of increases of $12,882,000 in loans secured by other real estate properties and $2,381,000 in commercial business loans, partially offset by decreases of $3,800,000 in loans on one-to-four family residences, $2,666,000 in construction loans, $2,420,000 in loan participations purchased, and $201,000 in consumer loans.

         The $6,874,000 decrease in the Company's security portfolio was primarily the result of a $7,837,000 decrease in available-for-sale mortgage-backed securities and a $277,000 decrease in held-to-maturity securities partially offset by a $1,240,000 increase in available-for-sale investment securities. The decreases in available-for-sale mortgage backed securities and held-to-maturity securities is primarily the result of principal payments received and a decrease in purchases. The increase in available-for-sale investment securities in primarily the result of an increase in purchases of collateralized mortgage obligations.

         At June 30, 2004, total liabilities increased $1,745,000 to $213,955,000 from $212,210,000 at June 30, 2003. The increase in total liabilities was primarily attributable to an increase in deposits of $4,100,000, an increase in other secured borrowings of $1,157,000 partially offset by a $2,990,000 decrease in advances from the Federal Home Loan Bank.

         The increase in deposits was primarily the result of growth in the Company's Transaction and NOW accounts and Savings deposits offset by a decrease in Time deposits. Transactions and NOW accounts increased $4,050,000 from $24,938,000 to $28,988,000 and Savings deposits increased $4,237,000 from $17,265,000 to $21,502,000. The increase is primarily due to an increase in the Farmington Branch's deposit volume. Time deposits decreased $4,187,000 from $87,557,000 to $83,370,000 primarily due to a $5,000,000 decrease in brokered accounts. Funds from the growth of deposits were used to repay Federal Home Loan Bank advances. The increase in other secured borrowings was primarily due to an increase in participation loans sold under agreements to purchase.

         The Company offers its corporate customers an investment product fashioned in the form of a repurchase agreement. Under the terms of the agreement, deposits in designated demand accounts of the customers are swept daily into an investment vehicle, through which the funds are used to purchase an interest in designated marketable securities. The Company in turn agrees to repurchase these investments on a daily basis, paying the customer the daily interest earned based on current market rates. At June 30, 2004, repurchase agreements totaled $157,000, a decrease of $428,000 from $585,000 at June 30, 2003.

         Total stockholders' equity at June 30, 2004 increased $388,000 to $18,132,000 from $17,744,000 at June 30, 2003. The increase in stockholders' equity reflects net income of $1,350,000, plus minor changes in additional paid-in-capital and unearned ESOP stock for the year ended June 30, 2004, less dividends paid to stockholders of $543,000. Other comprehensive earnings decreased $733,000 due to unrealized investment losses, net of tax benefit.

Comparison of Operating Results for Years Ended June 30, 2004 and 2003

         General. Net earnings decreased $340,000 or 20.1% to $1,350,000 ($1.14 per diluted share) for the year ended June 30, 2004 from $1,690,000 ($1.46 per diluted share) for the year ended June 30, 2004. The decrease in net earnings was primarily the result of a $260,000 increase in non-interest expense and a $517,000 increase in the provision for loan losses, partially offset by an increase in net interest earnings of $65,000, an increase in non-interest earnings of $244,000 and a $128,000 decrease in income tax expense.

         Interest Earnings. Total interest earnings totaled $12,115,000 for the year ended June 30, 2004, a decrease of $628,000 from the $12,743,000 for the year ended June 30, 2003. The decrease is primarily due to a decline in rates on the Bank's lending and investment activities. Please refer to "Average Balance Sheets" for an analysis of the change in interest earnings for the year ended June 30, 2004 compared to the same period in 2003.

         Interest Expense. Total interest expense decreased $693,000 from $6,162,000 for the year ended June 30, 2003 to $5,469,000 for the year ended June 30, 2004, primarily due to a decline in rates on time deposits, money market deposits and FHLB borrowings. Please refer to "Average Balance Sheets" for an analysis of the change in interest earnings for the year ended June 30, 2004 compared to the same period in 2003.

         Provision for Losses on Loans. The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan losses was $969,000 and $452,000 for the years ended June 30, 2004 and 2003, respectively. The increase in the provisions for loan losses was primarily the result of an increase in classified loans, an increase in charge-offs and loan growth in commercial business loans and commercial real estate loans, which tend to have greater credit risk than residential real estate loans. The increase in classified loans is primarily attributable to two loans, each with unique credit quality concerns.

         Non-Interest Earnings. Total non-interest earnings increased by $244,000 or 39.2% to $867,000 for the year ended June 30, 2004 from $623,000 for the year ended June 30, 2003. This increase was primarily due to an increase in service charge income of $263,000 and an increase in miscellaneous income of $44,000, partially offset by a decrease in net gains from sales of loans of $62,000. The increase in miscellaneous income is primarily due to gains on the sale of other real estate owned. The increase in service charge income is primarily due to increased insufficient funds charges collected on NOW and checking accounts because of increased volume of insufficient funds checks.

         Non-Interest Expense. Total non-interest expense increased $260,000 or 5.9% to $4,631,000 for the year ended June 30, 2004 from $4,371,000 for the year ended June 30, 2003. The increase in non-interest expense was primarily attributable to increases in professional fees, compensation and benefits, data processing, ATM expense, postage and other operating expenses, partially offset by a decrease in stationary, printing and office supplies. The $82,000 increase in professional fees is primarily attributable to $52,000 in fees paid to consultants for strategic planning services and a $30,000 increase in legal fees, audit expense and accounting fees largely due to the Company's efforts to comply with requirements of the Sarbanes-Oxley Act. The $72,000 increase in compensation and benefits is primarily attributable to a $74,000 increase in general salaries and benefits due to the hiring of two additional employees, general salary increases and an increase in retirement benefits expenses, a $44,000 increase in expense associated with employee stock compensation plans, and an increase of $21,000 in director's fees, partially offset by a $68,000 reduction in performance bonus accruals, due to operating results below expectations for the Company during the six months ended June 30, 2004. Data processing expense increased $38,000, primarily due to increases in expenses resulting from the processing cost associated with the growth in the volume of deposit accounts, statement processing, servicing for the online home banking system and an increase in the number of transactions processed. ATM expense increased $25,000, primarily due to the installation and operation of one additional ATM and transaction volume increases. Postage expense increased $19,000 due to the mailing costs associated with the growth in the volume of deposit accounts and statement processing. Other operating expenses increased $31,000, primarily due to increases in charitable contributions, armored transit expense, supervisory exam fees, correspondent bank expense and franchise taxes. Stationary, printing and office supplies decreased $32,000, since a substantial portion of such expenses the previous year were attributable to the start-up costs during the first year of operation of the Farmington branch.

         Income Tax Expense. Income tax expense decreased $128,000 or 18.5% from $691,000 for the year ended June 30, 2003 to $563,000 for the year ended June 30, 2004. The decrease was primarily due to the recognition of certain permanent tax differences.

Off-Balance Sheet Arrangements

         At June 30, 2004, the Company was not party to any off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, results of operations or cash flows.

Liquidity and Capital Resources

         The Company's primary sources of funds are deposits, borrowings, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan and mortgage-backed security prepayments are significantly influenced by general interest rates, economic conditions, and competition. In addition, the Company invests excess funds in overnight deposits, which provide liquidity to meet lending requirements and deposit fluctuations.

         The Bank's most liquid assets are cash and cash equivalents, which include investments in highly liquid short-term investments. The level of these assets is dependent on the Company's operating, financing, and investing activities during any given period. At June 30, 2004, cash and cash equivalents totaled $8,707,000. The Bank has an additional source of liquidity if a need for additional funds should arise, that being FHLB of Dallas advances. The Bank also has the ability to borrow against mortgage-backed and other securities. At June 30, 2004, the Bank had outstanding borrowings from the FHLB of Dallas of $73,652,000. Some of these outstanding borrowings were used to fund loans and purchase additional investment securities.

         The primary investment activity of the Bank is the origination of loans; primarily mortgage loans. During the year ended June 30, 2004, the Bank originated $67,877,000 in total loans (including loan participations purchased), of which $47,046,000 were mortgage loans. Another investment activity of the Bank is the investment of funds in U.S. Government agency securities, mortgage-backed securities, collateralized mortgage obligations, readily marketable equity securities, municipal bonds, and FHLB of Dallas overnight funds. During periods when the Bank's loan demand is limited, the Bank may purchase short-term investment securities to obtain a higher yield than otherwise available.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities, consisting principally of net earnings, provision for loan losses depreciation of premises and equipment, amortization of investment and mortgage-backed securities premiums, stock based compensation costs and net changes in various operating assets and liabilities less deferred loan origination fees, gain on sale of loans and securities, stock dividend on FHLB stock and (benefit) provision for deferred income taxes, were $1,930,000 and $2,038,000 for the years ended June 30, 2004 and 2003, respectively. Net cash used for investing activities consisting primarily of loan origination and principal repayments on loans, change in secured borrowings and purchases of securities offset by proceeds from the sale of loans, principal payments on securities and maturities and proceeds from sale of securities were $785,000 and $18,843,000 for the years ended June 30, 2004 and 2003, respectively. Net cash provided from financing activities consisting primarily of net activity in deposit and escrow accounts and repurchase agreements, proceeds and repayments of FHLB advances and payment of dividends, were $309,000 and $18,406,000 for the years ended June 30, 2004 and 2003, respectively.

         The Bank anticipates that it will have sufficient funds available to meet its current commitments. As of June 30, 2004, the Bank had commitments to fund loans of $19,292,000. The Bank has sufficient collateral available to provide for approximately $37,381,000 in additional FHLB advances. Certificates of deposit scheduled to mature in one year or less totaled $51,506,000. Based on historical withdrawals and outflows, and on internal monthly deposit reports monitored by management, management believes that a majority of deposits will remain with the Bank. As a result, no adverse liquidity effects are expected.

Item 7.   Financial Statements
-------   --------------------

              The Company's financial statements are contained in this Annual Report on Form 10-KSB immediately following Item 14.

Item  8.  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------  ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

          Not Applicable.

Item 8A.  Controls and Procedures
--------  -----------------------

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-KSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal  control over financial  reporting.  During the
             ------------------------------------------------------
last quarter of the fiscal year under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.  Other Information.
--------  ------------------

          Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
------- ------------------------------------------------------------------------
        with Section 16(a) of the Exchange Act
        --------------------------------------

         The information required under this item is incorporated herein by reference to the Proxy Statement for the 2004 Annual Meeting (the "Proxy Statement") contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance," "Proposal I - Election of Directors," and "- Biographical Information."

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the Company's Code of Ethics will be provided to any person without charge upon written request to Jerry R. Spurlin, Chief Financial Officer, GFSB Bancorp, Inc., 221 West Aztec Avenue, Gallup, New Mexico 87301.

Item 10.  Executive Compensation
--------  ----------------------

         The information required by this item is incorporated by reference to the Proxy Statement contained under the section captioned "Director and Executive Officer Compensation."

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
-------   ----------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

(a)      Security Ownership of Certain Beneficial Owners
(b)      Security Ownership of Management

         The information required by items (a) and (b) is incorporated herein by reference to the Proxy Statement contained under the sections captioned "Principal Holders" and "Proposal I - Election of Directors."

(c) Changes in Control. On August 25, 2004, the Company announced that it had signed a definitive merger agreement with First Federal Banc of the Southwest, Inc. ("FFBSW"), the holding company for First Federal Bank, Roswell, New Mexico, pursuant to which the Company will merge with and into FFBSW.

         Under the terms of the agreement, upon consummation of the merger of the Company into FFBSW, each outstanding share of the Company's common stock will be converted into the right to receive either $20.00 in cash or FFBSW common stock, at the election of the holder, subject to an overall requirement that 51% of the Company's total outstanding common stock be exchanged for stock. The transaction is subject to various conditions, including stockholder approval of both the Company and FFBSW, and approval by the applicable banking regulatory agencies.

         Pursuant to the terms of the merger agreement, FFBSW has agreed to register FFBSW's common stock under the Securities Exchange Act of 1934 and it will file reports with the Securities and Exchange Commission. In addition, upon the completion of the merger, its shares are expected to be listed on the NASDAQ.

         Management of the Company knows of no other arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

         Set forth below is information as of June 30, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                                   (a)                    (b)                      (c)
                                                                                            Number of securities
                                          Number of securities     Weighted-average        remaining available for
                                            to be issued upon      exercise price of    future issuance under equity
                                               exercise of            outstanding       compensation plans (excluding
                                          outstanding options,     options, warrants       securities reflected in
                                          warrants and rights         and rights                 column (a))
                                          -------------------         ----------                 -----------
Equity compensation plans approved by
shareholder:
    1995 Stock Option Plan.............           88,349                $ 8.48                       58,680
    Management Stock
         Bonus Plan....................            5,135                    --                       20,077
    2000 Stock Option Plan.............               --                   N/A                       58,500
Equity compensation plans
not approved by shareholders:
    Directors Stock
         Compensation Plan(1)..........           11,946                 11.00                           --
                                                 -------                ------                      -------
     TOTAL                                       105,430                $ 8.35                      137,257
                                                 =======                ======                      =======

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

Item 13.  Exhibits
--------  --------

       The following exhibits are included in this Report or are incorporated herein by reference.

     2.1 Agreement and Plan of Merger, dated as of August 25, 2004, between GFSB Bancorp, Inc. and First Federal Banc of the Southwest, Inc.*
     3.1    Certificate of Incorporation of GFSB Bancorp, Inc.**
     3.2    Bylaws of GFSB Bancorp, Inc.**
     10.1+  1995 Stock Option Plan***
     10.2+  Management Stock Bonus Plan***
     10.3+ Form of Directors Deferred Compensation Agreement between the Bank and Directors****

     10.4+  Form of Directors Stock Compensation Plan between the Company and
              Directors of the Company****
     10.5+  2000 Stock Option Plan*****
     10.6+  Change-in-Control Severance Agreement with Richard P. Gallegos
     10.7+  Change-in-Control Severance Agreement with Jerry R. Spurlin
     10.8+ Change-in-Control Severance Agreement with William W. Head, Jr. 10.9+ Change-in-Control Severance Agreement with Leonard C. Salzi
     21     Subsidiaries of the Company (See "Item 1 - Description of Business")
     23     Consent of Neff + Ricci LLP
     31.1   Rule 13a-14(a)/15d-14(a) Certification
     31.2   Rule 13a-14(a)/15d-14(a) Certification
     32     Section 1350 Certification


--------------
+      Management contract or compensatory plan or arrangement.
* Incorporated herein by reference to the identically numbered exhibit to the current report on Form 8-K filed with the SEC on August 26, 2004.
** Incorporated herein by reference to the Registration Statement on Form S-1 of the Company (File No. 33-90400) initially filed with the Commission on March 17, 1995.
*** Incorporated by reference to the identically numbered exhibits of the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 0-25854) filed with the SEC.
**** Incorporated by reference to the identically numbered exhibits of the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 filed with the SEC.
***** Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333-51498) filed with the SEC on December 8, 2000.

Item 14.   Principal Accountant Fees and Services

         The   information  set  forth  under  the  caption   "Ratification   of
Independent   Auditors"  in  the  Proxy  Statement  is  incorporated  herein  by reference.

                               GFSB BANCORP, INC.




CONSOLIDATED FINANCIAL STATEMENTS

         Consolidated Statements of Financial Condition....................F-2

         Consolidated Statements of Earnings and
         Comprehensive Earnings............................................F-4

         Consolidated Statements of Changes in Stockholders' Equity........F-6

         Consolidated Statements of Cash Flows.............................F-8

         Notes to Consolidated Financial Statements........................F-10

                         [NEFF + RICCI LLP LETTERHEAD]



             Report of Independent Registered Public Accounting Firm


Board of Directors
GFSB Bancorp, Inc.
Gallup, New Mexico


We have audited the accompanying consolidated statements of financial condition of GFSB Bancorp, Inc. (a Delaware corporation) and Subsidiary as of June 30, 2004 and 2003, and the related consolidated statements of earnings and comprehensive earnings, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GFSB Bancorp, Inc. and Subsidiary as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Neff + Ricci LLP

Albuquerque, New Mexico
July 30, 2004, except for note 19, as to which the date is August 25, 2004.

GFSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
June 30, 2004 and 2003


ASSETS
                                                            2004           2003

Cash and due from banks                                $  7,840,712      6,785,410
Interest-bearing deposits with banks                        866,281        466,948
Available-for-sale investment securities                 30,518,828     29,279,417
Available-for-sale mortgage-backed securities            30,680,195     38,517,103
Held-to-maturity investment securities                      398,999        675,997
Stock of Federal Home Loan Bank, at cost, restricted      4,409,200      4,332,800
Loans receivable, net, substantially pledged            152,430,322    146,264,291
Loans held-for-sale                                         411,400        132,000
Accrued interest and dividends receivable                   859,298        844,722
Premises and equipment                                    2,513,992      2,313,815
Prepaid and other assets                                    883,058        342,150
Deferred tax asset                                          275,125             --
                                                       ---------------------------

           Total assets                                $232,087,410    229,954,653
                                                       ===========================

See Notes to Consolidated Financial Statements.


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                         2004             2003

     Transaction and NOW accounts                                  $  28,987,811       24,937,782
     Savings deposits                                                 21,501,954       17,264,978
     Time deposits                                                    83,369,991       87,556,558
     Advances from the Federal Home Loan Bank                         73,652,218       76,641,834
     Other secured borrowings                                          4,814,763        3,657,911
     Repurchase agreements                                               157,119          584,902
     Accrued interest payable                                            460,520          515,872
     Advances from borrowers for taxes and insurance                     499,998          365,193
     Accounts payable and accrued liabilities                            369,595          250,015
     Deferred tax liability                                                   --          312,796
     Dividends declared and payable                                      140,895          122,467
                                                                   ------------------------------

               Total liabilities                                     213,954,864      212,210,308
                                                                   ------------------------------

Commitments and Contingencies


Stockholders' Equity
     Preferred stock, $.10 par value, 500,000 shares authorized;
        no shares issued or outstanding                                       --               --
     Common stock, $.10 par value, 1,500,000 shares authorized;
        1,146,645 and 1,146,270 shares in 2004 and 2003,
        respectively, issued and outstanding                             114,665          114,627
     Additional paid-in capital                                        3,095,718        2,853,446
     Unearned ESOP stock                                                 (68,048)        (139,882)
     Retained earnings, substantially restricted                      14,440,118       13,633,421
     Accumulated other comprehensive earnings                            550,093        1,282,733
                                                                   ------------------------------

               Total stockholders' equity                             18,132,546       17,744,345
                                                                   ------------------------------

               Total liabilities and stockholders' equity          $ 232,087,410      229,954,653
                                                                   ==============================

GFSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE EARNINGS
Years Ended June 30, 2004 and 2003


                                                                2004            2003
Interest Earnings
     Loans receivable
         Mortgage loans                                    $  7,610,021       7,972,501
         Commercial loans                                     1,402,333       1,332,818
         Share and consumer loans                               402,975         404,669
         Service fee income                                     557,229         613,825
     Investment and mortgage-backed securities                2,059,471       2,284,798
     Other interest-earning assets                               82,749         134,508
                                                           ----------------------------

                Total interest earnings                      12,114,778      12,743,119
                                                           ----------------------------

Interest Expense
     Deposits                                                 2,789,603       2,999,831
     Advances from Federal Home Loan Bank                     2,679,009       3,158,101
     Repurchase agreements                                          147           3,871
                                                           ----------------------------

                Total interest expense                        5,468,759       6,161,803
                                                           ----------------------------

                Net interest earnings                         6,646,019       6,581,316

Provision for Loan Losses                                       969,003         452,137
                                                           ----------------------------

                Net interest earnings after provision
                   for loan losses                            5,677,016       6,129,179
                                                           ----------------------------

Non-Interest Earnings
     Service charge income                                      697,875         434,514
     Miscellaneous income                                       102,554          58,971
     Gain from sale of loans                                     67,743         129,858
     Loss on sale of available-for-sale securities               (1,417)             --
                                                           ----------------------------

                Total non-interest earnings                     866,755         623,343
                                                           ----------------------------

Non-Interest Expense
     Compensation and benefits                                2,402,684       2,330,217
     Insurance and SAIF Premiums                                 74,950          70,254
     Stationery, printing, and office supplies                  117,722         155,937
     ATM expense                                                 78,916          53,569
     Supervisory exam fees                                       61,255          55,954
     Postage                                                     81,882          63,056

See Notes to Consolidated Financial Statements

GFSB BANCORP, INC
CONSOLIDATED STATEMENTS OF EARNINGS
AND COMPREHENSIVE EARNINGS (CONTINUED)
Years Ended June 30, 2004 and 2003


                                                                2004            2003

Non-Interest Expense - Continued
     Other                                                 $    430,118         399,610
     Occupancy                                                  553,695         545,599
     Data processing                                            375,481         337,845
     Professional fees                                          217,024         134,980
     Advertising                                                206,764         199,485
     Stock services                                              29,904          24,389
                                                           ----------------------------

                Total non-interest expense                    4,630,395       4,370,895
                                                           ----------------------------

Earnings before Income Taxes                                  1,913,376       2,381,627
                                                           ----------------------------

Income Tax Expense
     Currently payable                                          773,802         941,568
     Deferred benefit                                          (210,501)       (250,000)
                                                           ----------------------------

                Total income tax expense                        563,301         691,568
                                                           ----------------------------

                Net earnings                                  1,350,075       1,690,059

Other Comprehensive Earnings
     Unrealized investment losses, net of tax benefit of
         $377,420 in 2004 and $5,933 in 2003                   (732,640)        (11,515)
                                                           ----------------------------

                Net comprehensive earnings                 $    617,435       1,678,544
                                                           ============================


Basic Net Earnings per Share                                       1.20            1.52

Dilutive Net Earnings per Share                                    1.14            1.46

Weighted average number of common shares
     outstanding-basic                                        1,126,964       1,115,076
Weighted average number of common shares
     outstanding-dilutive                                     1,183,099       1,159,917

See Notes to Consolidated Financial Statements.

GFSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN STOCKHOLDERS' EQUITY
Years Ended June 30, 2004 and 2003

                                                                                                        Accumulated
                                                Common Stock         Additional   Unearned                 Other
                                           ---------------------       Paid-in      ESOP       Retained Comprehensive
                                             Shares       Amount       Capital      Stock      Earnings    Earnings     Total
                                             ------       ------       -------      -----      --------    --------     -----

Balances, June 30, 2002                    1,150,106   $ 115,011    $ 2,761,251   (207,926)  12,420,358   1,294,248 $ 16,382,942
                                                                                                                    ------------

Comprehensive earnings
     Net earnings                                  -           -              -          -    1,690,059           -    1,690,059
     Unrealized gain on
       available-for-sale securities,
       net of taxes                                -           -              -          -            -     (11,515)     (11,515)
                                                                                                                    ------------

          Total comprehensive earnings                                                                                 1,678,544
                                                                                                                    ------------

Distribution of stock vested under the
     management stock bonus plan                   -           -         17,893          -            -           -       17,893
Stock issued upon exercise of
     stock options                             4,800         480         43,965                                           44,445
Expense incurred by the Company for
     stock purchased within six months
     of exercise of related options                -           -         34,264          -            -           -       34,264
Acquisition of common stock by the
     Company under the stock
     repurchase plan                          (8,636)       (864)      (142,423)         -            -           -     (143,287)
Released and committed to be released
     18,810.4264 shares of common
     stock owned by the ESOP                       -           -        138,496     68,044            -           -      206,540
Dividends declared and paid to
     stockholders                                  -           -              -          -     (476,996)          -     (476,996)
                                           ----------------------   -------------------------------------------------------------

Balances, June 30, 2003                    1,146,270     114,627      2,853,446   (139,882)  13,633,421   1,282,733   17,744,345
                                                                                                                    -------------

Comprehensive earnings
     Net earnings                                  -           -              -          -    1,350,075           -    1,350,075
     Unrealized gain on available for
       sale securities, net of taxes               -           -              -          -            -    (732,640)    (732,640)
                                                                                                                    -------------

          Total comprehensive earnings                                                                                   617,435
                                                                                                                    -------------

Distribution of stock vested under the
     management stock bonus plan                   -           -              -          -            -           -            -
Stock issued upon exercise of
     stock options                               375          38         34,860          -            -           -       34,898
Released and committed to be released
     20,176.9392 shares of common
     stock owned by the ESOP                       -           -        207,412     71,834            -           -      279,246
Dividends declared and paid to
     stockholders                                  -           -              -          -     (543,378)          -     (543,378)
                                           ----------------------   -------------------------------------------------------------

Balances, June 30, 2004                    1,146,645   $ 114,665    $ 3,095,718    (68,048)  14,440,118     550,093   18,132,546
                                           ======================   =============================================================

See Notes to Consolidated Financial Statements.

                                                                    F-6 and F-7

GFSB BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended June 30, 2004 and 2003


                                                                                2004               2003
Cash Flows from Operating Activities
     Net earnings                                                       $     1,350,075          1,690,059
     Adjustments to reconcile net earnings to net cash
        provided by operations
            Deferred loan origination fees                                     (557,229)          (613,825)
            Gain on sale of loans and securities                                (66,326)          (129,858)
            Provision for loan losses                                           969,003            452,137
            Depreciation of premises and equipment                              293,990            296,831
            Amortization of investment and mortgage-backed
               securities premiums                                              420,863            224,230
            Stock dividend on FHLB stock                                        (76,400)          (114,300)
            Release of ESOP stock                                               279,246            206,540
            Stock compensation under management bonus stock plan                     --             17,893
            Stock compensation resulting from stock purchased by
               the Company within six months of exercise
               of related options                                                    --             34,264
            Benefit for deferred income taxes                                  (210,501)          (250,000)
     Net changes in operating assets and liabilities
            Accrued interest and dividends receivable                           (14,576)           228,479
            Prepaid and other assets                                           (208,410)           (68,737)
            Income taxes receivable                                            (332,498)            (1,168)
            Accrued interest payable                                            (55,352)            66,918
            Accounts payable and other accrued liabilities                      119,580            (13,287)
            Dividends declared and payable                                       18,428             11,961
                                                                        ----------------------------------

               Net cash provided by operating activities                      1,929,893          2,038,137
                                                                        ----------------------------------

Cash Flows from Investing Activities
     Purchase of premises and equipment                                        (494,167)           (99,473)
     Loan origination and principal repayment on loans, net                 (10,580,846)       (10,523,156)
     Change in secured borrowings                                             1,156,852           (275,222)
     Proceeds from the sale of loans                                          3,791,384          8,099,732
     Principal payments on mortgage-backed securities                        14,498,176         11,246,417
     Principal payments on available-for-sale securities                      2,906,236          6,214,437
     Principal payments on held-to-maturity securities                            6,998              4,000
     Purchases of mortgage-backed securities                                 (7,071,196)       (22,490,693)
     Purchases of available-for-sale securities                              (5,968,059)       (13,412,658)
     Purchases of held-to-maturity securities                                        --           (274,594)
     Maturities and proceeds from sale of available-for-sale
        securities                                                              700,000          1,668,000
     Maturities and proceeds from sale of available-for-sale
        mortgage-backed securities                                                   --                 --
     Maturities and proceeds from sale of held-to-maturity securities           270,000          1,000,000
                                                                        ----------------------------------

               Net cash used by investing activities                           (784,622)       (18,843,210)
                                                                        ----------------------------------

See Notes to Consolidated Financial Statements

GFSB BANCORP, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
Years Ended June 30, 2004 and 2003


                                                                                   2004               2003
Cash Flows from Financing Activities
     Net increase in transaction accounts, passbook savings,
        money market accounts, and certificates of deposit              $     4,100,438         19,409,843
     Repurchase agreements                                                     (427,783)          (649,955)
     Net increase (decrease) in mortgage escrow finds                           134,805            (51,382)
     Proceeds from FHLB advance                                           1,383,164,296        808,623,387
     Repayments on FHLB advances                                         (1,386,153,912)      (808,368,008)
     Purchase of GFSB Bancorp stock under the stock
        repurchase plan in cash                                                      --           (143,287)
     Dividends paid or to be paid in cash                                      (543,378)          (476,996)
     Proceeds from exercise of stock options                                     34,898             44,445
     Price paid for vested management bonus stock plan stock                         --             17,893
                                                                        ----------------------------------

               Net cash provided by financing activities                        309,364         18,405,940
                                                                        ----------------------------------

Increase in cash and cash equivalents                                         1,454,635          1,600,867

Cash and cash equivalents at beginning of year                                7,252,358          5,651,491
                                                                        ----------------------------------

Cash and cash equivalents at end of year                                $     8,706,993          7,252,358
                                                                        ==================================

Supplemental disclosures
     Cash paid during the year for
        Interest on deposits and advances                               $     5,524,111          6,091,015
        Income taxes                                                            743,501            943,200

     Change in market value, net of deferred taxes on
        available-for-sale securities (other comprehensive
        earnings)                                                              (732,640)           (11,515)


See Notes to Consolidated Financial Statements.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying statements follows:

Organization and Operations. Effective June 29, 1995, Gallup Federal Savings and Loan Association (Association) converted from a federal mutual savings and loan association to a federal stock savings bank with the formation of a holding company (GFSB Bancorp, Inc.). The conversion was accomplished through amendment of the Association's federal charter and the sale of the Holding Company's common stock. The Association also changed its name to Gallup Federal Savings Bank (Bank).

GFSB Bancorp, Inc. (Company) is a unitary savings and loan holding company incorporated under the laws of the State of Delaware. The Company acquired all of the common stock of the Bank on June 29, 1995 and the Company also made its initial public offering of common stock.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Company and the Bank. All significant balances and transactions between entities have been eliminated.

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash items, amounts due from banks, amounts held with the Federal Reserve Bank, interest bearing deposits with the Federal Home Loan Bank, and time deposits. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The amounts in each of these above categories are as follows:

                                                  2004        2003

Cash on hand                                  $3,328,677    2,522,184
Cash items                                        18,838       (6,340)
Amounts due from banks                         4,125,108    3,614,410
Interest bearing deposits                        866,281      268,948
Time deposits                                         --      198,000
Federal Reserve Bank deposits                    368,089      655,156
                                              -----------------------

Total cash and cash equivalents               $8,706,993    7,252,358
                                              =======================

The amounts due from banks includes $85,050 and $78,250 for the years ended June 30, 2004 and 2003, respectively, held in trust by the Company for the employees awarded stock under the Management Stock Bonus Plan. The amount represents dividends earned on non-vested shares.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

Available-for-Sale Investment Securities. All available-for-sale investment securities are stated at fair value. The Company has recorded a net unrealized gain, net of deferred income taxes, as accumulated comprehensive income. Realized gains and losses on the sale of investment securities are determined using the specific identification method when such sales occur. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity.

Available-for-Sale Mortgage-Backed Securities. All mortgaged-backed and related securities are stated at fair value. The Company has recorded a net unrealized gain, net of deferred income taxes, as accumulated comprehensive income. Realized gains and losses on the sale of mortgage-backed securities are determined using the specific identification method when such sales occur. All sales are made without recourse. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the remaining period of maturity.

Held-to-Maturity  Securities.  Government,  Federal  agency,  and corporate debt securities that management has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. All held-to-maturity securities are recorded at amortized cost.

Loans Receivable. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances, less the allowance for loan losses, and net deferred loan origination fees and discounts.

The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions.

An impaired loan can be valued based upon its fair value or the market value of the underlying collateral if the loan is primarily collateral dependent. The Company assesses for impairment all loans delinquent more than 90 days. Uncollectible interest on loans that are contractually past due is charged off, or an allowance account is established based on management's periodic evaluation. The allowance is established by a charge to

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent cash payments are received, until, in management's judgment, the borrower's ability to make periodic principal and interest payments is back to normal, in which case the loan is returned to accrual status.

Transfers of Financial Assets. The Company accounts for transfers of financial assets by recognizing the financial assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement also distinguishes transfers of financial assets that are sales from transfers of financial assets that are secured borrowings.

Loans Held-For-Sale. Loans held-for-sale are those loans the Company has the intent to sell in the foreseeable future. Loans held-for-sale are carried at the lower of aggregate cost or market value. Gains and losses on sales of loans are recognized at settlement dates and are determined by the difference between sales proceeds and carrying value of the loans.

Mortgage loans sold to others are not included in the accompanying statements of financial condition. For the years ended June 30, 2004 and 2003, $3,791,384 and $8,099,732, respectively, of loans have been sold. No servicing rights were retained on these loans. Gains on the sale of these loans were $67,743 and $129,858 for the years ended June 30, 2004 and 2003, respectively.

Loan Origination Fees and Related Costs. Loan fees and certain direct loan origination costs are deferred, and the net fee is recognized as an adjustment to interest income using the interest method over the contractual life of the loans. Historical prepayment experience for the Company is minimal for purposes of adjusting the contractual life of the loans.

Foreclosed Real Estate. Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure. The Company generally holds foreclosed assets as held for sale, and accordingly, after foreclosure, such assets are carried at the lower of fair value minus estimated costs to sell, or cost. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the fair value of a property does not exceed its cost.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

Premises and Equipment. Land is carried at cost. Building, furniture, improvements, fixtures, and equipment are carried at cost, less accumulated depreciation. Maintenance and repairs are charged to earnings in the period incurred. Building, improvements, furniture, fixtures, and equipment are depreciated using a straight-line method over the following estimated useful lives of the assets:

    Buildings                                       40 years
    Furniture, fixtures and equipment           5 - 10 years
    Parking lot improvements                         5 years
    Leasehold improvements                      5 - 10 years

Income Taxes. Deferred income taxes are provided on temporary differences in the recognition of income and expense for tax and financial reporting purposes.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes in the period of enactment.

Earnings Per Share. Earnings per share have been computed on the basis of the weighted average number of shares of common stock and common stock equivalents outstanding for the year. The Company accounts for the shares acquired by its ESOP in accordance with Statement of Position 93-6; shares controlled by the ESOP are not considered in the weighted average number of shares outstanding until the shares are committed for allocation to an employee's individual account.

Fair Value of Financial Instruments. The following methods and assumptions were used by the Company in estimating fair values of financial instruments as disclosed herein:

               Cash and cash equivalents. - The carrying amount of cash and cash equivalents approximate their fair value.

               Available-for-sale and held-to-maturity securities. - Fair values for securities are based on quoted market prices.

               Loans receivable. - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions. Fair values

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

               for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

               Deposit liabilities. - The fair values disclosed for demand deposits are, by definition, materially equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of fixed-term money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

               Short-term  borrowings.  - The  carrying  amounts  of  short-term
               borrowings   approximate   their  fair  values   given  that  the
               borrowings are at the Bank's current incremental borrowing rate.

               Off-balance sheet instruments. - Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counter parties' credit standings.

Financial Instruments. In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and commercial letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

A substantial estimate for the Company is the allowance for loan losses. This estimate could change substantially within a year if borrowers' ability to repay or the estimated value of underlying collateral should decline dramatically.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

Stock Options. The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for its stock option plans. Had compensation cost for the stock option plans been determined based on the fair value method of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                           2004         2003

    Net income (as reported)                           $ 1,350,075    1,690,059
      Net income (pro-forma)                             1,339,903    1,682,112

    Basic earnings per share (as reported)                    1.20         1.52
      Basic earnings per share (pro-forma)                    1.19         1.51

    Diluted earnings per share (as reported)                  1.14         1.46
      Diluted earnings per share (pro-forma)                  1.13         1.45

The fair value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                           2004         2003

    Expected dividend yield                              2.1062%      2.3644%
    Expected stock price volatility                          22%          14%
    Risk free rate of return                                4.6%         4.4%
     Expected life of options                           10 years     10 years


Investment in Federal Home Loan Bank Stock. The Bank, as a member of the Federal Home Loan Bank System, is required to maintain an investment in its capital stock of the Federal Home Loan Bank (FHLB) in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB. No ready market exists for the Federal Home Loan Bank Stock, and it has no quoted market value.

Segment Reporting. The Company is required to report information about operating segments in and related disclosures about products and services, geographic areas and major customers. The Company only has one operating segment.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
               (CONTINUED)

Recent Accounting Developments. In December 2003 the Financial Accounting Standards Board (the "FASB") revised Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits.". The provisions of this statement do not change the measurement and recognition provisions of previous statements, but adds disclosures about retirement plan assets, employer obligations, key assumptions in these measurements and the measurement date(s) used to determine pensions and other postretirement benefit measurements that make up at least the majority of plan assets and benefit obligations. These provisions are effective for annual and interim financial statements for periods beginning after December 15, 2003. The adoption of this statement as of January 1, 2004 did not have a significant impact on the Company's financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (the "AcSEC") issued Statement of Position ("SOP") 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. A certain transition provision applies for certain aspects of loans currently within the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations. The SOP does not apply to loans originated by the entity. Adoption of this SOP is not expected to have a significant impact on the Company's financial statements.

On March 31, 2004, the FASB ratified a consensus opinion of the Emerging Issues Task Force (EITF), issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. A consensus was reached regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The disclosures are effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under Statements 115 and 124. For all other investments within the scope of this Issue, the disclosures are effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments are effective for fiscal years ending after June 15, 2004. Adoption of the

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004


provisions of this opinion that are effective as of this report date did not have a significant impact on the Company's financial statements. Adoption of further provisions when they are effective is not expected to have a significant impact on the Company's financial statements.

In March, 2004 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") 105, "Application of Accounting Principles to Loan Commitments." This SAB summarizes the views of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. Under this SAB, banks will no longer be able to record interest rate lock commitments (IRLCs) as assets, but only record any liabilities resulting from these IRLCs. Through March 31, 2004, the Company followed industry practice in recording these IRLCs as assets or liabilities, depending on the net position the Company had on these IRLCs. As of April 1, 2004, the Company has adopted this SAB. This did not have a significant effect on the Company's financial statements.

On June 17, 2004, the SEC issued a Proposed Rule in which it described the parameters under which banks may sell securities to their customers without having to register as broker-dealers with the SEC in accordance with Title II of the Gramm-Leach-Bliley Act of 1999. The proposal, which is designated as Regulation B, clarifies, among other things: (i) the limitations on the amount that unregistered bank employees may be compensated for making referrals in connection with a third-party brokerage arrangement; (ii) the manner by which banks may be compensated for effecting securities transactions for its customers in a fiduciary capacity; and (iii) the extent to which banks may engage in certain securities transactions as a custodian. At this time, it appears as though this proposed regulation, if adopted, will have no material effect on the Company's activities or financial results.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 2.        AVAILABLE-FOR-SALE MORTGAGE-BACKED SECURITIES

The   carrying   values  and   estimated   fair  values  of   available-for-sale
mortgage-backed securities are summarized as follows:

                                                                          Gross       Gross
                                             Unamortized               Unrealized  Unrealized
                            Principal         Premiums     Amortized     Holding     Holding       Fair
    June 30, 2004            Balance         (Discounts)     Cost         Gains      Losses        Value

   FNMA ARM
     Certificates     $   19,898,238          489,300    20,387,538       42,233  (248,661)     20,181,110
   FHLMC ARM
     Certificates          5,094,086           76,486     5,170,572       15,411   (44,592)      5,141,391
   GNMA ARM
     Certificates          5,357,260          149,209     5,506,469          301  (149,076)      5,357,694
   SBA                -               -                -             -            -         -
   Mortgage Pass-
     through
     Certificates                  -                -             -            -         -               -
                      ------------------------------------------------------------------------------------
                      $   30,349,584          714,995    31,064,579       57,945  (442,329)     30,680,195
                      ====================================================================================

June 30, 2003

   FNMA ARM
     Certificates     $   26,015,268          690,736    26,706,004      225,397   (50,279)     26,881,122
   FHLMC ARM
     Certificates          5,017,296          125,255     5,142,551       42,716   (26,536)      5,158,731
   GNMA ARM
     Certificates          5,152,408          157,441     5,309,849        2,407   (24,628)      5,287,628
   SBA                       334,870                -       334,870       26,789         -         361,659
   Mortgage Pass-
     through
     Certificates            811,339          (14,533)      796,806       31,157         -         827,963
                      ------------------------------------------------------------------------------------
                      $   37,331,181          958,899    38,290,080      328,466  (101,443)     38,517,103
                      ====================================================================================

During the years ended June 30, 2004 and 2003, the Company did not have any proceeds from the sales of mortgage-backed securities. The Company had pledged $16,902,868 (current face) and $14,710,776 (current face) at June 30, 2004 and 2003, respectively, in mortgage-backed and investment securities to public entities that have on deposit amounts in excess of the federally insured limit. The Company also had pledged $276,220 and $309,378 at June 30, 2004 and 2003, respectively, in mortgage-backed securities to the Federal Reserve Bank for its Treasury Tax and Loan Account.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 3.        INVESTMENTS

The amortized cost and fair values of investment securities are summarized as follows:

Available-for-sale

                                                                        Gross              Gross
                                                                     Unrealized         Unrealized
                                                    Amortized          Holding            Holding          Fair
                                                      Cost              Gains             Losses           Value
    June 30, 2004
    Mutual funds                               $     9,949,093                 -        (149,523)         9,799,570
    US agency securities                             5,017,198             5,754          (7,324)         5,015,628
    FHLMC stock                                          7,786         1,390,736          (6,935)         1,391,587
    Tax-exempt securities                            5,197,245           331,227          (5,404)         5,523,068
    FNMA/SLMA preferred                              1,500,000                 -        (300,000)         1,200,000
    CMO                                              6,326,875            30,112         (68,129)         6,288,858
    SLMA asset-backed note                           1,295,960             4,157               -          1,300,117
                                               --------------------------------------------------------------------

                                               $    29,294,157         1,961,986        (537,315)        30,518,828
                                               ====================================================================
    June 30, 2003
    Mutual funds                               $     9,937,752             5,645               -          9,943,397
    US agency securities                             5,555,404            69,998               -          5,625,402
    FHLMC stock                                          7,786         1,108,341               -          1,116,127
    Tax-exempt securities                            4,856,181           586,466               -          5,442,647
    FNMA/SLMA preferred                              1,500,000                 -         (75,000)         1,425,000
    CMO                                              3,854,101            31,147         (16,493)         3,868,755
    SLMA asset-backed note                           1,851,683             6,406               -          1,858,089
                                               --------------------------------------------------------------------

                                               $    27,562,907         1,808,003         (91,493)        29,279,417
                                               ====================================================================
Held-to-maturity

   June 30, 2004
    US Agency Securities                       $       144,999             4,837                -           149,836
    Tax-exempt securities                              254,000             3,934                -           257,934
                                               --------------------------------------------------------------------
                                               $       398,999             8,771                -           407,770
                                               ====================================================================

   June 30, 2003
    Tax-exempt securities                      $       675,997            21,096                -           697,093
                                               ====================================================================

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 3.        INVESTMENTS (CONTINUED)


The amortized cost and fair value of all debt securities by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                    Amortized          Fair
                                                      Cost             Value
Available-for-sale
    Due within one year                          $ 3,005,185         3,010,939
    Due after one year through five years          3,043,207         3,052,600
    Due after five years through ten years                --                --
    Due after ten years                            4,166,051         4,475,157
    Mutual funds                                   9,949,093         9,799,570
    FHLMC stock                                        7,786         1,391,587
    FNMA                                           1,500,000         1,200,000
    SLMA asset-backed note                         1,295,960         1,300,117
    CMO                                            6,326,875         6,288,858
    Mortgage-backed securities                    31,064,579        30,680,195
                                                 -----------------------------

                                                 $60,358,736        61,199,023
                                                 =============================

Held-to-maturity
    Due within one year                          $   144,999           149,836
    Due after one year through five years                 --                --
    Due after five years through ten years                --                --
    Due after ten years                              254,000           257,934
                                                 -----------------------------

                                                 $   398,999           407,770
                                                 =============================

$200,000 in mutual fund investments were sold during the year ended June 30, 2004, No investments were sold during the year ended June 30, 2003.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 4.        LOANS RECEIVABLE

Loans receivable are summarized as follows:


                                                                                 2004             2003
    First mortgage loans (principally conventional)
        Principal balances
           Secured by one-to-four family residences                     $     73,664,930        77,464,489
           Secured by other properties                                        38,909,272        26,027,088
           Construction loans                                                  2,517,887         5,183,423
        Loan participations purchased                                          7,886,097        10,306,393
        Commercial loans                                                      26,573,325        24,192,171
        Consumer loans
           Unsecured                                                             315,752           320,330
           Loans secured by deposits                                           1,636,914         1,212,031
           Secured by vehicles                                                 1,257,875         1,527,815
           Home equity lines                                                   1,603,047         1,766,753
           Other consumer                                                        743,044           930,450
                                                                         ---------------------------------
                                                                             155,108,143       148,930,943
        Loan participations sold                                                 (41,285)         (474,486)
        Net deferred loan origination fees                                      (922,449)         (795,738)
        Allowance for loan losses                                             (1,714,087)       (1,396,428)
                                                                        ----------------------------------

           Total loans receivable                                       $    152,430,322       146,264,291
                                                                        ==================================

Activity in the allowance for loan losses is summarized as follows:


        Balance at beginning of year                                     $     1,396,428           984,071
        Provision charged to income                                              969,003           452,137
        Charge-offs, recoveries and other, net                                  (651,344)          (39,780)
                                                                         ---------------------------------

           Balance at end of year                                        $     1,714,087         1,396,428
                                                                         =================================

The Company has commitments to fund new loans, lines, and letters of credit as follows:


        Fixed rate                                                       $     4,427,916         1,120,000
        Variable rate                                                         12,967,169         8,964,000
        Commitments for new originations                                       1,897,000        10,956,000
                                                                         ---------------------------------

           Total                                                         $    19,292,085        21,040,000
                                                                         =================================

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 4. LOANS RECEIVABLE (CONTINUED)

Fixed rate commitments at June 30, 2004 and 2003, had interest rates that ranged from 7.45% to 5.88%. Total loans with fixed rates were $102,172,015 and $107,678,913 at June 30, 2004 and 2003, respectively. Total loans with variable rates were $52,936,128 and $40,113,806 at June 30, 2004 and 2003, respectively.

Non-accrual loans for which interest has been reduced totaled $1,350,677 and $2,320,562 at June 30, 2004 and 2003, respectively. Interest income that was foregone amounted to $59,037 and $95,962 at June 30, 2004 and 2003, respectively. Restructured loans at June 30, 2004 totaled $305,758, there were no restructured loans at June 30, 2003.

The weighted average rate for the loan portfolio was 6.09% and 6.54% at June 30, 2004 and 2003, respectively.

There were no impaired loans at June 30, 2004 or 2003.

NOTE 5.        ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

Accrued interest and dividends receivable is summarized as follows:

                                                       2004             2003

    Loans receivable                                 $ 582,212      521,885
    Available-for-sale investment securities           131,931      145,561
    Available-for-sale mortgage-backed securities      135,600      170,532
    Dividends                                            9,555        5,863
    Time deposits                                            -          881
                                                     ----------------------

    Total accrued interest and dividends             $ 859,298      844,722
                                                     ======================

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

                                                                              2004               2003

    Buildings                                                            $    1,506,206          1,506,206
    Furniture, fixtures, and equipment                                        1,231,499          1,181,694
    Parking lot improvements                                                      5,265              5,265
    Leasehold improvements                                                      573,939            563,328
    Land                                                                        867,300            443,550
                                                                         ---------------------------------
                                                                              4,184,209          3,700,043
    Allowance for depreciation                                               (1,670,217)        (1,386,228)
                                                                         ---------------------------------

    Total premises and equipment                                         $    2,513,992          2,313,815
                                                                         =================================


NOTE 7.        DEPOSITS

Deposits are summarized as follows:

                                       Weighted
                                        Average
                                        Rate at
                                       June 30,             June 30, 2004
                                         2004            Amount       Percent

     Passbook savings accounts            .89%     $  8,621,424         6.44%
     Money market accounts                .83        12,880,530         9.62
     Transaction and NOW accounts         .28        28,987,811        21.66
                                                   -------------------------
                                                     50,489,765        37.72
                                                   -------------------------

    Certificates of deposit:
       1.00%-3.00%                       1.86        60,830,615        45.43
       3.01%-6.00%                       4.26        20,677,624        15.45
       6.01%-7.00%                       6.34         1,861,752         1.40
                                                   -------------------------
     Total certificates of deposit                   83,369,991        62.28
                                                   -------------------------

     Total deposits                                $133,859,756          100%
                                                   =========================

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 7.        DEPOSITS (CONTINUED)

                                    Weighted
                                     Average
                                     Rate at
                                    June 30,             June 30, 2003
                                      2003      --------------------------------
                                                    Amount             Percent

     Passbook savings accounts          1.08%   $     6,319,124         4.87%
     Money market accounts              1.13         10,945,854         8.43
     Transaction and NOW accounts        .75         24,937,782        19.22
                                                ----------------------------
                                                     42,202,760        32.52
                                                ----------------------------

    Certificates of deposit:
       1.00%-3.00%                      2.41         55,761,113        42.97
       3.01%-6.00%                      4.75         27,416,892        21.13
       6.01%-7.00%                      6.43          4,378,553         3.38
                                                ----------------------------
     Total certificates of deposit                   87,556,558        67.48
                                                ----------------------------

     Total deposits                             $   129,759,318          100%
                                                ============================

The  aggregate  amount  of jumbo  certificates  with a minimum  denomination  of
$100,000  was   $45,103,483   and   $45,260,872  at  June  30,  2004  and  2003,
respectively.

Certificates of deposit by remaining maturity are as follows:

                                                        2004           2003

    Less than 1 year                            $    51,506,421     58,998,082
    1 year to 2 years                                17,910,580     14,147,760
    2 years to 3 years                                4,357,659      4,992,188
    3 years to 4 years                                4,221,923      1,692,720
    4 years to 5 years                                1,930,785      3,990,563
    Thereafter                                        3,442,623      3,735,245
                                                ------------------------------

                                                $    83,369,991     87,556,558
                                                ==============================

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 7.        DEPOSITS (CONTINUED)

Interest expense on deposits is summarized as follows:

                                            2004             2003

    Certificates of deposit           $  2,589,808         2,740,664
    Money market accounts                  104,613           128,743
    Passbook savings                        65,402            64,125
    Transaction and NOW deposits            29,780            66,299
                                      ------------------------------

                                      $  2,789,603         2,999,831
                                      ==============================


NOTE 8.        REPURCHASE AGREEMENTS

Under the terms of the repurchase agreement, deposits in designated demand accounts of the customer are put into an investment vehicle which is used daily to purchase an interest in designated marketable securities owned by the Bank. The Bank in turn agrees to repurchase these investments on a daily basis and pay the customer the daily interest earned on them. The amount of repurchase agreements was $157,119 and $584,902 at June 30, 2004 and 2003, respectively.


NOTE 9.        REGULATORY MATTERS AND RESTRICTIONS ON RETAINED
               EARNINGS

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. The Bank is also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the table below. Management believes, as of June 30, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 9.        REGULATORY MATTERS AND RESTRICTIONS ON RETAINED
               EARNINGS (CONTINUED)

Current regulations require institutions to have a minimum regulatory tangible capital equal to 1.5% of total assets, a minimum 4% leverage capital ratio and an 8% risk-based capital ratio.

The Bank at June 30, 2004, meets the regulatory tangible capital and core (leverage) capital requirements and the risk-based capital requirement of 8% of total risk-weighted assets.

The following is a reconciliation of the Bank's capital in accordance with accounting principles generally accepted in the United States of America (GAAP) to the three components of regulatory capital calculated under regulatory requirements at June 30, 2004:


                               Tangible Capital        Core Capital            Risk-Based Capital
                          ------------------------------------------------------------------------------
                              Amount     Percent    Amount       Percent       Amount      Percent
GAAP Capital              $ 17,316,520          $  17,316,520               $17,316,520

Disallowed servicing
   assets, disallowed
   deferred tax assets,
   and other disallowed
   assets                     (275,125)              (275,125)                 (275,125)

Accumulated losses
   (gains) on certain
   available-for-sale
   securities                 (648,778)              (648,778)                 (648,778)

Unrealized (gains)
   losses on available-
   for-sale equity securities                                                   420,425

Other disallowed
   deferred tax
   liabilities                       -                      -                         -

Qualifying general
   loan loss allowance               -                      -                 1,631,637
                          ---------------------------------------------------------------------------

Regulatory capital
   computed                 16,392,617   7.11%     16,392,617      7.11%     18,444,679        13.59%

   Minimum capital
   requirement               3,478,200   1.50%      9,225,276      4.00%     10,856,720         8.00%
                          ---------------------------------------------------------------------------

   Regulatory capital
   excess                 $ 12,914,417   5.61%  $   7,167,341      3.11%    $ 7,587,959         5.59%
                          ===========================================================================

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 10.       RELATED PARTY TRANSACTIONS

The Company has several loans receivable outstanding to related parties. The Company's policy is that all such loan transactions be on the same terms, including underwriting criteria and collateral, as those prevailing at the same time for comparable transactions with others. The Company offers a 1% reduction in interest rates from those prevailing at the same time for comparable transactions with others for loans to employees, officers and directors for personal purposes.

A summary of the activity for outstanding loans receivable to related parties is as follows:

                                                   2004              2003

    Balance, beginning of year             $     2,722,235         2,250,533
    New loans                                      210,500         1,000,925
    Repayments                                    (566,294)         (529,223)
                                           ---------------------------------
    Balance, end of year                   $     2,366,441         2,722,235
                                           =================================

The Company also has several deposits from related parties. Outstanding deposits from related parties amounted to $5,071,616 and $3,316,172 at June 30, 2004 and 2003, respectively. The Company also expensed $175,679 and $154,187 for the years ended June 30, 2004 and 2003, respectively, for directors' fees.

In 2004, the Company purchased its insurance, including property and casualty, general liability, workers' compensation, umbrella, and group medical, life, disability and dental insurance, through a company owned by a board member. All purchases were completed through a competitive bid process. For the year ended June 30, 2004, total insurance products purchased through the related party was $263,104.

NOTE 11.       CONCENTRATIONS OF CREDIT RISK

The Company is active in originating primarily first mortgage loans primarily in San Juan and McKinley County, New Mexico. Significant loans are approved by the Board of Directors through its loan committee. Collateral is required on all real estate loans, substantially all commercial loans, and the majority of consumer loans. Real estate exposure is primarily limited to the counties in which the Company operates. The Company generally maintains loan to value ratios of no greater than 80%.

The Company maintains its cash balances with other financial institutions. The balances on deposit with other banks are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's uninsured cash balances totaled $1,431,909 and $932,301 at June 30, 2004 and 2003, respectively. The Company is required to maintain reserve balances in cash or on deposit with the Federal Reserve Bank, based on a percentage of deposits. The Company met or exceeded the minimum reserve balances for the years ended June 30, 2004 and 2003.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 12.       INCOME TAXES

Income tax expense consists of:
                                              2004             2003
  Current
      Federal                         $      642,387           809,096
      State                                  131,415           132,472
                                      ---------------------------------
                                             773,802           941,568
                                      ---------------------------------
  Deferred benefit
      Federal                               (185,577)         (237,500)
      State                                  (24,924)          (12,500)
                                      ---------------------------------
                                            (210,501)         (250,000)
                                      ---------------------------------

         Total income tax expense     $      563,301           691,568
                                      =================================

Temporary differences create deferred tax assets and (liabilities) that are detailed below as of June 30, 2004 and 2003:

                                                           2004       2003

 Loan loss allowance                                   $   516,093     390,276
 Depreciation on premises and equipment                    (18,404)     (5,586)
 Employee Stock Ownership Plan compensation                169,133      97,767
 Management Bonus Stock Plan compensation                   14,866      13,549
 Net unrealized gain on available-for-sale securities     (283,381)   (660,801)
 Federal Home Loan Bank Stock dividends                   (146,216)   (179,780)
 Non accrual interest income                                23,034      31,779
                                                       -----------------------

                                                       $   275,125    (312,796)
                                                       =======================

The deferred tax liability for unrealized holding gains on available-for-sale securities has reduced the unrealized holding gains reported as accumulated other comprehensive earnings within stockholders' equity.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 12.       INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is:


                                                   2004              2003

    Tax at statutory rate of 34%               $  650,548           809,753
    State income taxes, net of federal
        tax benefit                                61,810            72,349
    Non-taxable interest and dividends           (123,874)         (177,107)
    Other, net                                    (25,183)          (13,427)
                                               ----------------------------

                                               $  563,301           691,568
                                               ============================

    Effective tax rate                                29%                29%


NOTE 13.       EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the conversion, referred to in Note 1, the Company adopted an Employee Stock Ownership Plan (ESOP) for the benefit of all of its full time employees. Contributions to the Plan are determined at the discretion of the
Company and are limited to the maximum amount deductible for income tax purposes. Eligible employees include all full-time employees with a minimum of one year of service as of any anniversary date of the Plan. The ESOP purchased 105,000 (as adjusted for previous stock dividends) common shares of the Company's stock issued in the conversion, which was funded by a $560,000 loan from the Company. Per Statement of Position 93-6, Employer's Accounting for Employee Stock Ownership Plans, the unpaid balance of the ESOP loan has not been reported in the Consolidated Statements of Financial Position. Stockholders' equity has been reduced by the aggregate purchase price of the shares owned by the ESOP, net of the shares committed to be released. Contributions to the ESOP by the Company are made to fund the principal and interest payments on the debt of the ESOP. As of June 30, 2004, 77,414.2068 ESOP shares were allocated to participants, and for the year ended June 30, 2004, $279,646 in contributions was made to the ESOP by the Company. As of June 30, 2003, 63,962.2115 ESOP shares were released and contributions of $206,537 were made to the Plan by the Company. The remaining unallocated ESOP shares at June 30, 2004 were 19,481.7932. The fair value of the remaining unallocated shares at June 30, 2004 is $452,952. Dividends on unallocated ESOP shares are recorded as additional contributions to the ESOP by the Company to prepay principal on the ESOP loan and release additional shares. Dividends on allocated shares are charged to retained earnings.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 14.       STOCK PLANS

At June 30, 2004, the Company has four stock-based compensation plans, which are described below.

On January 5, 1996, the Board of Directors of the Company adopted a Stock Option Plan. Pursuant to the Plan, an amount of stock equal to 10% of the shares of common stock (177,891 shares as adjusted for previous stock dividends) of the Corporation issued and outstanding is reserved for issuance by the Company upon exercise of stock options which may be granted to directors, officers, and other key employees from time to time. The Plan provides for both incentive stock options and non-incentive stock options. The options vest at a rate of one-fifth of the award per year and have an exercise date of ten years from the date of grant. In connection with the adoption of the Plan, the Company has granted 34,982 incentive stock options and 53,366 non-incentive stock options to its directors, officers, and other key employees. The weighted average remaining life of common stock options at June 30, 2004 and 2003 is 5.72 and 6.60 years, respectively. During the year, no incentive stock options were forfeited and 375 incentive stock options were exercised. Remaining options available to be granted in the future amount to 58,680 shares.

A summary of common stock options under the Stock Option Plan for the years ended June 30, 2004 and 2003 follows:
                                                         Weighted
                                             Price       Average     Options
                              Options        Range        Price    Exercisable

    Balance, June 30, 2002     93,523   $ 7.40 - 12.95   $  8.48      77,149
                                                                    ========
        Granted                     -                -         -
        Forfeited                   -                -         -
        Exercised              (4,800)    7.40 - 11.37      9.26
                             ---------

    Balance, June 30, 2003     88,723     7.40 - 12.95      8.44      77,724
                                                                    ========
        Granted                     -                -         -
        Forfeited                   -                -         -
        Exercised                (375)           11.37     10.71
                            ---------

    Balance, June 30, 2004     88,348   $ 7.40 - 12.95   $  8.48      85,248
                            =========                     ======    ========

On January 5, 1996, the Company also adopted a Management Stock Bonus Plan. Sufficient funds were contributed to the Plan representing up to 4% of the aggregate number of shares issued in the conversion. Awards under the Plan are determined based on the position and responsibilities of the employees, the length and value of their services, and the compensation paid to employees. From January 5, 1996 to June 30, 2004, the Company made awards under the Plan (less forfeited shares) in the amount of 55,804 shares. The value of the stock is determined

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 14.       STOCK PLANS (CONTINUED)

(less forfeited shares and shares withheld for taxes) annually as vested (and paid), based on the current market value. At June 30, 2004 and 2003, 20,077 and 19,032 shares, respectively, remain to be awarded under the Plan in the future. Awards under the Plan are earned at the rate of one-fifth of the award per year as of the one-year anniversary of the effective date of the Plan. Total compensation expense recorded under the management stock bonus plan was $36,589 and $17,893 for the years ended June 30, 2004 and 2003, respectively.

On March 22, 2000, the Board of Directors of the Company adopted a Director's Stock Compensation Plan. Pursuant to the Plan an amount of stock equal to 1% of the shares of common stock of the corporation issued and outstanding is reserved for issuance by the Company upon exercise of stock options which are to be issued to Directors of the Company. The options vest upon date of grant and have an exercise date of ten years from date of grant. In connection with the adoption of the Plan, the Company has granted all 11,946 shares available under the Plan to its Directors. The option price established for the shares upon exercise is $11.00 per share.

On October 27, 2000, the Board of Directors adopted the 2000 stock option plan. Pursuant to the Plan, an amount equal to 5% of the shares of common stock (58,500 shares) of the Corporation issued and outstanding is reserved for issuance by the Company upon exercise of stock options which may be granted to directors, officers, and other key employees from time to time. The Plan provides for both incentive stock options and non- incentive stock options. The options vest at a rate of one-fifth of the award per year and have an exercise date of ten years from the date of grant. No options were issued during the year ended June 30, 2004.

During the 1997 fiscal year, the Company began a stock repurchase program. During the year ended June 30, 2004, the Company did not repurchase any shares. During the year ended June 30, 2003, the Company repurchased 8,636 shares of its common stock for $143,287.


NOTE 15.   FEDERAL HOME LOAN BANK ADVANCES

In October 1995, the Bank entered into an "Advances, Collateral Pledge and Security Agreement" (Agreement) with the Federal Home Loan Bank of Dallas
(FHLB). The purpose of the Agreement is to allow the Bank to obtain extensions of credit from the FHLB to use in its operations. At June 30, 2004, the Bank has $73,652,218 in outstanding advances with the FHLB. The advances bear interest at a fixed rate, which range from 1.09% to 6.97%, and mature as follows:

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 15.   FEDERAL HOME LOAN BANK ADVANCES (CONTINUED)


Maturities for the fiscal years ending June 30:

                  2005                $   30,756,838
                  2006                     9,290,000
                  2007                    13,228,626
                  2008                     4,540,000
                  2009                     7,289,156
                  Thereafter               8,547,598
                                      --------------

                                      $   73,652,218
                                      ==============

Several of the advances due in July were subsequently refinanced after year-end. The advances are secured by the Bank's investments in FHLB stock of $2,014,376 and mortgage-backed securities of $30,680,195. In addition, the advances are secured under a "blanket credit facility" whereby the entire Bank's 1-4 family and commercial real estate loans are also collateral under the advance agreement.


NOTE 16.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company is required to disclose the estimated fair value of its financial instruments in accordance with SFAS No. 107, Disclosures about Fair Value of Financial Instruments. These disclosures do not attempt to estimate or represent the Company's fair value as a whole. The disclosure excludes assets and liabilities that are not financial instruments as well as the significant unrecognized value associated with core deposits relationships.

Fair value amounts disclosed represent point-in-time estimates that may change in subsequent reporting periods due to market conditions or other factors. Estimated fair value amounts in theory represent the amounts at which financial instruments could be exchanged or settled in a current transaction between willing parties. In practice, however, this may not be the case due to inherent limitations in the methodologies and assumptions used to estimate fair value. For example, quoted market prices may not be realized because the financial instrument may be traded in a market that lacks liquidity; or a fair value derived using a discounted cash flow approach may not be the amount realized because of the subjectivity involved in selecting underlying assumptions, such as projecting cash flows or selecting a discount rate. The fair value amount also may not be realized because it ignores transaction costs and does not include potential tax effects. The Company does not plan to dispose of, either through sale or settlement, the majority of its financial instruments at these estimated fair values.

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 16.       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

The estimated fair values of the Company's financial instruments as of June 30, 2004 were as follows:


                                                                             Carrying            Fair
                                                                               Value             Value
    Financial Assets
        Cash and due from banks                                          $     7,840,712         7,840,712
        Interest-bearing deposits with banks                                     866,281           866,281
        Available-for-sale-investment securities                              30,518,828        30,518,828
        Available-for-sale mortgage-backed securities                         30,680,195        30,680,195
        Held-to-maturity investment securities                                   398,999           407,770
        Loans receivable, net                                                152,841,722       155,756,000
        Accrued interest receivable                                              859,298           859,298

    Financial Liabilities
        Transaction and NOW deposits                                          28,987,811        29,010,000
        Savings deposits                                                      21,501,954        21,547,000
        Time deposits                                                         83,369,991        83,708,000
        Advances from the FHLB                                                73,652,218        80,151,000
        Accrued interest payable                                                 460,520           460,520

    Off-Balance Sheet Liabilities
        Commitments to extend credit                                          19,292,085        19,292,085

                                                                                    June 30, 2003
                                                                         ----------------------------------
                                                                             Carrying            Fair
                                                                               Value             Value
    Financial Assets
        Cash and due from banks                                          $     6,785,410         6,785,410
        Interest-bearing deposits with banks                                     466,948           466,948
        Available-for-sale-investment securities                              29,279,417        29,279,417
        Available-for-sale mortgage-backed securities                         38,517,103        38,517,103
        Held-to-maturity investment securities                                   675,997           697,093
        Loans receivable, net                                                146,396,291       155,564,645
        Accrued interest receivable                                              844,722           844,722

    Financial Liabilities
        Transaction and NOW deposits                                          24,937,782        24,962,000
        Savings deposits                                                      17,264,978        17,432,000
        Time deposits                                                         87,556,558        90,109,000
        Advances from the FHLB                                                76,641,834        85,940,000
        Accrued interest payable                                                 515,872           515,872

    Off-Balance Sheet Liabilities
        Commitments to extend credit                                          21,040,000        21,040,000

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 17.   EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                                         For the Year Ended June 30, 2004
                                                             ------------------------------------------------------
                                                                     Income           Shares              Per-share
                                                                   (Numerator)     (Denominator)           Amount

    Income available to common stockholders -
        basic earnings per share                              $     1,350,076        1,126,964   $             1.20
                                                                                                 ==================
    Effect of dilutive securities
        Options                                                             -           56,135
                                                              --------------------------------
    Income available to common stockholders -
        diluted earnings per share                            $     1,350,076        1,183,099   $             1.14
                                                              =====================================================


                                                                         For the Year Ended June 30, 2003
                                                              -----------------------------------------------------
                                                                     Income           Shares              Per-share
                                                                   (Numerator)     (Denominator)           Amount

    Income available to common stockholders -
        basic earnings per share                              $     1,690,059        1,115,076   $             1.52
                                                                                                 ==================
    Effect of dilutive securities
        Options                                                             -           44,841
                                                              --------------------------------
    Income available to common stockholders -
        diluted earnings per share                            $     1,690,059        1,159,917   $             1.46
                                                              =====================================================

GFSB BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004



NOTE 18.       LEASES

The Company is obligated under a lease agreement entered into on December 30, 1997 for the building across the street from its offices, which is the Bank's loan center. Rental expense for the years ended June 30, 2004 and 2003 was $35,254 and $30,000, respectively.

The following is a schedule of non-cancelable future minimum lease payments required under the operating lease:

        Years Ending June 30,                              Amount

              2005                                $        30,000
              2006                                         30,000
              2007                                         15,000

The  lease  expires  December  31,  2007.  The  Company  has  an  option,   upon
notification of the lessor by August 1, 2007, to purchase the building for $275,000 or to extend the lease for an additional 10 years. Effective January 1, 2003, and each year thereafter during the term of the lease or any renewals, there is a cost of living adjustment. In no event will the rent be less than $30,000 a year. The above schedule does not contain any cost of living increases.

NOTE 19.       SUBSEQUENT EVENT - PROPOSED MERGER


On August 25, 2004, GFSB Bancorp, Inc. (GFSB) announced that it had signed a definitive merger agreement with First Federal Banc of the Southwest, Inc. (FFBSW), the holding company for First Federal Bank, Roswell, New Mexico, pursuant to which GFSB will merge with and into FFBSW.

Under the terms of the agreement, upon consummation of the merger of GFSB into FFBSW, each outstanding share of GFSB common stock will be converted into the right to receive either $20.00 in cash or FFBSW common stock, at the election of the holder, subject to an overall requirement that 51% of the total outstanding GFSB common stock be exchanged for stock. The transaction is subject to various conditions, including stockholder approval of both GFSB and FFBSW, and approval by the applicable banking regulatory agencies.

Pursuant to the terms of the merger agreement, FFBSW has agreed to register FFBSW's common stock under the Securities Exchange Act of 1934 and it will file reports with the Securities and Exchange Commission. In addition, upon the completion of the merger, its shares are expected to be listed on the NASDAQ.

Through the date of the completion of the expected merger, the Company anticipates incurring between $1,100,000 and $1,400,000 in merger related expenses. Total merger related expenses through June 30, 2004 were approximately $52,000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2004.

                               GFSB BANCORP, INC.


                                        By:  /s/Richard C. Kauzlaric
                                             -----------------------------------
                                             Richard C. Kauzlaric
                                             President
                                             (Duly Authorized Representative)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on September 27, 2004.


                                                     /s/Richard C. Kauzlaric
----------------------------------                   --------------------------------------------
James Nechero, Jr.                                   Richard C. Kauzlaric
Director and Chairman of the Board                   President and Director
                                                     (Principal Executive Officer)


/s/Vernon I. Hamilton                                /s/Jerry R. Spurlin
----------------------------------                   --------------------------------------------
Vernon I. Hamilton                                   Jerry R. Spurlin
Director                                             Chief Financial Officer
                                                     (Principal Financial and Accounting Officer)


/s/Charles L. Parker, Jr.                            /s/Michael P. Mataya
----------------------------------                   --------------------------------------------
Charles L. Parker, Jr.                               Michael P. Mataya
Director                                             Treasurer and Director



----------------------------------
George S. Perce
Secretary and Director
