Form 10KSB/A
period 2004-06-30
GFSB BANCORP INC
filed 2004-10-26
CIK 942129

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1
                                (Amendment No. 1)

(Mark One):
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004.
                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                .
                               ---------------    ---------------

                         Commission File Number: 0-25854
                                                 -------

                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Delaware                                        04-2095007
----------------------------                ------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

221 West Aztec Avenue, Gallup, New Mexico                     87301
------------------------------------------                ------------
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

         As of September 15, 2004, there were issued and outstanding 1,146,645 shares of the issuer's Common Stock.

         Transitional Small Business Disclosure format (check one): Yes    No X
                                                                       ---   ---
================================================================================

EXPLANATION FOR AMENDMENT:

         The Annual Report on Form 10-KSB of GFSB Bancorp, Inc. (the "Company") for the fiscal year ended June 30, 2004 (the "2004 Form 10-KSB") filed with the Securities and Exchange Commission (the "Commission") on September 27, 2004 is being amended hereby to include the items listed below:


        Item      Description
        ----      -----------

        Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Item 10   Executive Compensation

        Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12   Certain Relationships and Related Transactions

        Item 14   Principal Accountant Fees and Services

         As originally filed, the Company's 2004 Form 10-KSB incorporated the information required by Items 9, 10, 11, 12 and 14 of Form 10-KSB by reference to the Company's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders (the "Proxy Statement") as permitted by Instruction E.(3). Since the Proxy Statement is not expected to be filed with the Commission within 120 days of the close of the Company's fiscal year ended June 30, 2004 as required by Instruction E.(3), Items 9, 10, 11, 12, 13 and 14 in Part III of the 2004 Form 10-KSB are hereby amended by deleting the texts thereof in their entirety and substituting therefor the following:

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

         The following table sets forth information with respect to the directors and executive officers of the Company, including for each their name, age, the year they first became a director of the Company or the Bank, and the expiration date of their current term as a director. The Certificate of Incorporation requires that directors be divided into three classes, as nearly equal in number as possible, with each class to serve for a three-year period and approximately one-third of the directors elected each year. The Board of Directors currently consists of six members, each of whom also serves as a director of Gallup Federal Savings Bank (the "Bank"). The Board of Directors has determined that Messrs. Parker and Hamilton are independent within the meaning of the listing requirements of The Nasdaq Stock Market.

                                                                          Year First
                                      Positions                           Elected or     Current
                                        with                               Appointed     Term to
Name                                   Company                   Age(1)   Director(2)    Expire
----                                   -------                   ------   -----------    ------
Michael P. Mataya              Director and Treasurer              54        1994         2006

Charles L. Parker, Jr.                Director                     42        1994         2006

George S. Perce                Director and Secretary              65        1990         2006

Richard C. Kauzlaric     President, Chief Executive Officer        66        1983         2004
                                    and Director

Vernon I. Hamilton                    Director                     74        1990         2005

James Nechero, Jr.                    Director                     70        1976         2005

Richard P. Gallegos           Senior Vice President and            53         --           --
                                President of the Bank

Jerry R. Spurlin             Chief Financial Officer and           62         --           --
                                 Assistant Secretary

Leonard C. Scalzi         Senior Vice President of the Bank        56         --           --

William W. Head, Jr.          Chief Lending Officer and            64         --           --
                                 Assistant Secretary

------------------
(1)  At June 30, 2004.
(2) Refers to the year the individual first became a director of the Company or the Bank. All such directors became directors of the Company when the Company was incorporated in March 1995.

Biographical Information

         Set forth below is certain information with respect to the directors and executive officers of the Company. All directors and executive officers have held their present positions for five years unless otherwise stated.

Directors:

         Michael P. Mataya is President and Chief Executive Officer of Indian Capital Distributing Co., a wholesale gasoline marketer. Mr. Mataya is Director of the New Mexico Petroleum Marketers Association, Director of the New Mexico Baptist Children's Home and is a former member of the Board of Directors for Los Angeles Crippled Children's Hospital.

         Charles L. Parker, Jr., C.F.A., currently serves as President of Sanders Trading Corp., Twin Lakes Trading Corp. and Chambers Trading Corp. Mr. Parker also serves as Vice President of Allifer, Inc. These corporations are privately held and engaged in retail and real estate investment activities. Mr. Parker is Director of KERA Public Television.

         George S. Perce is a Professional Engineer, a Professional Surveyer, the retired owner of Perce Engineering and owner of Perce Farms of Deming, a producing pecan grove.

         Richard C. Kauzlaric was appointed President of the Company on October 28, 2002. Mr. Kauzlaric is also President of Bubany Insurance Agency, Inc., President of Western New Mexico Gallup Foundation, past Regent of Western New Mexico University, past President of New Mexico Amigos, and a sustaining member of the Amigos. Mr. Kauzlaric has been instrumental in the redevelopment of downtown Gallup. Mr. Kauzlaric served as Chairman of the Board of the Bank from 1989 to 2000 and was appointed again in October 2002.

         Vernon I. Hamilton is President of V.I. Hamilton Construction Co., Inc. Mr. Hamilton is a member of the United Methodist Church, the Elks, the Masons, and the Community Concert Association.

         James Nechero, Jr. was President of the Company until October 28, 2002. Mr. Nechero is the President of Eagle Energy, Inc., a real estate investment company and is a member of the New Mexico Amigos.

Executive Officers:

         Richard P. Gallegos joined the Bank as its President on November 16, 1998 and was appointed Vice President of the Company in 2000 and became a member of the Board of Directors of the Bank in 2002. Prior to his joining the Bank, Mr. Gallegos was a President and Vice President of a financial institution in Gallup, New Mexico and Albuquerque, New Mexico, respectively. Mr. Gallegos is a committee member of the McKinley/Cibola/San Juan Counties Enterprise Loan Fund and a member of the Gallup Rotary Club. Previously, Mr. Gallegos served on the board of Consumer Credit Counseling of New Mexico.

         Jerry R. Spurlin has been with the Bank since September of 1990 and served as President from February 1991 to November 1998. Mr. Spurlin currently serves as Chief Financial Officer and Assistant Secretary of the Company and is Treasurer and a member of the Board of Directors of the Bank. Previously, he was an Executive Vice President, Senior Vice President and Vice President at a financial institution in Alamogordo, New Mexico. He has served twice as President of the Gallup-McKinley County Chamber of Commerce, and is the Chairman of the Staff Parish Relations Committee for the First United Methodist Church of Gallup. Mr. Spurlin is Secretary/Treasurer of New Mexico Western University Gallup Foundation, a former director of the Gallup Downtown Development Group and a member of the Gallup Rotary Club. He is President of Habitat For Humanity of Gallup.

         Leonard C. Scalzi joined the Bank on May 1, 2000 as Senior Vice President - Commercial Lending. Previously, Mr. Scalzi served as a senior lender for two New Mexico financial institutions. He is a member of the New Mexico Amigos, a director for Childhaven, a director of the San Juan College Foundation, a director of Independent Community Bankers Association of New Mexico and a former president and director of the San Juan Country Club.

         William  W.  Head,  Jr.  is  the  Chief  Lending  Officer  of the Bank.
Previously Mr. Head was a lawyer in private practice with an emphasis in banking, commercial, real estate and probate law. Currently, Mr. Head is a director of the Housing Authority of the City of Gallup. He has been a member of the Board of Directors and President of the Inter-Tribal Indian Ceremonial Association.

Audit Committee

         The Audit Committee is comprised of Directors Parker, Nechero and Hamilton. The Board of Directors has determined that the members of the Audit Committee other than Mr. Nechero are independent within the meaning of the listing requirements for The Nasdaq Stock Market. The Board of Directors has determined that Mr. Parker is an "audit committee financial expert" and that he is independent.

Code of Ethics

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers to file reports of ownership and changes in ownership of their equity securities of the Company with the Securities and Exchange Commission and to furnish the Company with copies of such reports. To the best of the Company's knowledge, all of the filings by the Company's directors and executive officers were made on a timely basis during the 2004 fiscal year.

Item 10.  Executive Compensation
--------  ----------------------

         Summary Compensation Table. The following table sets forth information concerning the compensation for services in all capacities for the fiscal years provided below of those persons who were, at June 30, 2004, (a) our chief executive officer and (b) our other most highly compensated officers whose salary and bonus earned during fiscal year 2004 exceeded $100,000 (collectively, the "named executive officers"). No other executive officer of the Company or the Bank earned cash compensation (salary and bonus) in excess of $100,000 for the year ended June 30, 2004.

                                                                                    Long Term Compensation
                                          Annual Compensation                              Awards
                                 -----------------------------------------------  --------------------------
                                                                                                 Securities
                                                                                    Restricted   Underlying
Name and                                                         Other Annual         Stock       Options/      All Other
Principal Position         Year   Salary($)      Bonus($)     Compensation($)(1)    Awards($)      SARs(#)   Compensation($)
-------------------        ----   ---------      --------     ------------------    ---------     --------   ---------------

Richard Kauzlaric          2004   $     --       $    --            $27,750        $    --        $    --       $    --
President and Chief        2003         --                           19,500             --             --            --
Executive Officer of                                  --
the Company

Richard P. Gallegos        2004   $127,420       $    --            $    --        $    --        $    --       $12,518(5)
Senior Vice President      2003    122,420        32,500                 --             --             --        14,009
and President of the       2002    117,420        32,500                 --             --(2)          --        13,397
Bank

Jerry R. Spurlin           2004   $ 91,600       $15,000            $    --        $    --        $    --       $17,047(6)
Chief Financial            2003     89,000        20,000                 --             --             --        18,038
Officer                    2002     86,400        20,000                 --         61,413(3)          --        17,993

Leonard C. Scalzi          2004   $ 81,500       $18,000            $    --        $    --        $    --        $7,640(7)
Senior Vice President      2003     77,500        32,500                 --             --             --         8,948
                           2002     73,500        30,000                 --             --(4)          --         6,102

-------------
(1)  Represents directors fees.
(2) In fiscal 1999, Mr. Gallegos was awarded 7,500 shares of Common Stock under the Management Stock Bonus Plan ("MSBP") with a value of $10.90 per share based on the value of the stock as of the date of such award. This stock award becomes non-forfeitable at the rate of 1,500 shares per year commencing on November 16, 1999. Dividend rights associated with such stock are accrued and held in arrears to be paid at the time that such stock becomes non-forfeitable. At June 30, 2004, no shares remain unvested.
(3) In fiscal 2002, Mr. Spurlin was awarded 4,250 shares of Common Stock under the Management Stock Bonus Plan ("MSBP") with a value of $14.45 per share based on the value of the stock as of the date of such award. This stock award becomes non-forfeitable at the rate of 850 shares per year commencing on May 15, 2002. Dividend rights associated with such stock are accrued and held in arrears to be paid at the time that such stock becomes non-forfeitable. At June 30, 2004, 1,700 shares with a market value of $38,250 at such date (based on the closing price of Common Stock of $22.50 at such date) remain unvested.
(4) In fiscal 2000, Mr. Scalzi was awarded 3,750 shares of Common Stock under the Management Stock Bonus Plan ("MSBP") with a value of $11.11 per share based on the value of the stock as of the date of such award. This stock award becomes non-forfeitable at the rate of 750 shares per year commencing on May 1, 2001. Dividend rights associated with such stock are accrued and held in arrears to be paid at the time that such stock becomes non-forfeitable. At June 30, 2004, 750 shares with a market value of $16,875 at such date (based on the closing price of Common Stock of $22.50 at such date) remain unvested.
(5) Includes $5,733 for the Company matching share in an employee 401-K plan and an allocation of 1273 shares of Common Stock (at a cost basis of $5.33 per share) under the ESOP. As of June 30, 2004, the market value of the ESOP shares was $28,643.
(6) Includes $4,122 for the Company matching share in an employee 401-K plan and an allocation of 2425 shares of Common Stock (at a cost basis of $5.33 per share) under the ESOP. As of June 30, 2004, the market value of the ESOP shares was $54,563.
(7) Includes $3,706 for the Company matching share in an employee 401-K plan and an allocation of 738 shares of Common Stock (at a cost basis of $5.33 per share) under the ESOP. As of June 30, 2004, the market value of the ESOP shares was $16,605.

         Stock Awards. The following table sets forth information with respect to previously awarded stock options to purchase the Common Stock granted to the named executive officers and held by them as of June 30, 2004. The Company has not granted to those named executive officers any stock appreciation rights.

        Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

-------------------------------------------------------------------------------------------------------
                                            Number of Securities
                      Shares               Underlying Unexercised           Value of Unexercised
                     Acquired                     Options                   in-the-Money Options
                        on       Value         at FY-End (#)                    at FY-End ($)
                     Exercise   Realized   ------------------------------------------------------------
          Name          (#)        ($)      Exercisable  Unexercisable  Exercisable       Unexercisable
-------------------------------------------------------------------------------------------------------
Richard Kauzlaric        --        --         10,180            --       $144,513(1) (2)       --(1)(2)
Richard P. Gallegos      --        --         12,500            --       $145,000(3)           --(3)
Jerry R. Spurlin         --        --             --            --             --              --
Leonard C. Scalzi        --        --          7,000         1,750       $ 80,500(4)       20,125(4)

-------------------------
(1) Based upon an exercise price of $7.40 per share for 7,623 exercisable shares and a closing price of $22.50 at June 30, 2004.
(2) Based upon an exercise price of $11.00 per share for 2,557 exercisable shares and a closing price of $22.50 at June 30, 2004.
(3) Based upon an exercise price of $10.90 per share and a closing price of $22.50 at June 30, 2004.
(4) Based upon an exercise price of $11.00 per share and a closing price of $22.50 at June 30, 2004.

         Change in Control Agreements. The Bank entered into separate change in control severance agreements with Messrs Gallegos, Spurlin and Scalzi for a term of three years. If the Bank terminates any of these three executives absent a change in control of the Bank, such individuals will not be entitled to any severance payments. In the event of the termination of employment in connection with any change in control of the Bank or the Company, such individuals will each be paid a lump sum amount equal to 200% times the base annual salary in effect as of the end of the calendar year prior to the date of termination of employment. In the event of a change of control as of June 30, 2004, Messrs. Gallegos, Spurlin and Scalzi would have received approximately $254,840, $183,200, and $163,000, respectively.

         Director Compensation. Each member of the Board of Directors of the Company receives an annual retainer of $3,000 plus $100 per regular or special board meeting attended. Each member of the Board of Directors of the Bank who attends a minimum of ten regular meetings receives an annual fee of $14,400. The Chairman of the Board of the Bank receives an additional fee of $6,000. Committee members receive fees of $100 per meeting attended with the exceptions of the Audit Committee, for which members receive $300 per meeting attended, and the Management Loan Committee, for which members receive $250 per meeting attended. No board or committee fees are paid to board members who are also employees. During the fiscal year ended June 30, 2004, the Company paid a total of $152,650 in director fees.

Item 11.  Security  Ownership of Certain  Beneficial  Owners and  Management and
--------------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

(a)      Security Ownership of Certain Beneficial Owners

         Persons and groups owning in excess of 5% of the Common Stock are required to file certain reports regarding such ownership pursuant to the Exchange Act. The following table sets forth, as of June 30, 2004, persons or groups who own more than 5% of the Common Stock. Other than as noted below, management knows of no person or group that owns more than 5% of the outstanding shares of Common Stock at June 30, 2004.

                                                                    Percent of Shares of
                                             Amount and Nature of      Common Stock
Name and Address of Beneficial Owner         Beneficial Ownership      Outstanding(%)
------------------------------------         --------------------      --------------
Gallup Federal Savings Bank Employee Stock
Ownership Plan (the "ESOP")
221 West Aztec Avenue, Gallup, New Mexico            96,896(1)               8.5

Lance S. Gad
1250 Fence Row Drive
Fairfield, Connecticut  06430                        82,126(2)               7.2

Charles L. Parker, Jr.
221 West Aztec Avenue
Gallup, New Mexico                                   87,313                  7.6

Richard C. Kauzlaric
221 West Aztec Avenue
Gallup, New Mexico                                  129,476                 11.3

George S. Perce
221 West Aztec Avenue
Gallup, New Mexico                                   87,333                  7.6

----------------------------------
(1) The ESOP purchased such shares for the exclusive benefit of ESOP participants with funds borrowed from the Company. These shares are held in a suspense account and are allocated among ESOP participants annually on the basis of compensation as the ESOP debt is repaid. The ESOP Trustee must vote all shares allocated to participant accounts under the ESOP as directed by participants. Unallocated shares and shares for which no timely voting directors is received will be voted by the ESOP Trustee as directed by the ESOP Committee. As of the record date, 77,414 shares have been allocated under the ESOP to participant accounts.
(2)  Based on a Schedule 13G filed on February 10, 1998.

(b)      Security Ownership of Management

         The following table sets forth the beneficial ownership of the Company's common stock as June 30, 2004 by each director and each executive officer named in the Summary Compensation Table as well as for all directors and executive officers as a group.


                                                 Shares of
                                                Common Stock
                                                Beneficially       Percent
Name                                              Owned (1)        Owned(%)
----                                             ----------        --------
Michael P. Mataya                                 29,800            2.6
Charles L. Parker, Jr.                            87,313 (2)        7.6
George S. Perce                                   87,333 (2)        7.6
Richard C. Kauzlaric                             129,476           11.3
Vernon I. Hamilton                                55,907            4.8
James Nechero, Jr.                                56,820            4.9
Richard P. Gallegos                               26,497            2.0
Jerry R. Spurlin                                  38,669            3.2
Leonard C. Scalzi                                 12,528            1.1
Directors and executive officers as a            588,542           47.5
group (10 persons)

---------------
(1) Includes the following number of shares that may be acquired within 60 days of June 30, 2004 by the exercise of options: Hamilton - 9,096; Nechero - 9,457; Mataya - 8,927; Parker - 9,265; Perce - 9,289; Kauzlaric - 10,180;
     Gallegos - 12,500; and Scalzi - 7,000.
(2) Excludes 19,481 shares of Common Stock held under the ESOP for which such individual serves as either an ESOP Trustee or as a member of the ESOP Committee. Beneficial ownership is disclaimed with respect to such ESOP shares held in a fiduciary capacity.


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

                                 EQUITY COMPENSATION PLAN INFORMATION

                                          (a)                      (b)                        (c)
                                                                Weighted-             Number of securities
                                  Number of securities       average exercise        remaining available for
                                   to be issued upon            price of              future issuance under
                                      exercise of              outstanding          equity compensation plans
                                  outstanding options,      options, warrants         (excluding securities
                                  warrants and rights          and rights           reflected in column (a))
                                  --------------------         ----------           ------------------------
Equity compensation plans
approved by shareholder:
    1995 Stock Option Plan.......        88,349                $  8.48                           58,680
    Management Stock
         Bonus Plan..............         5,135                     --                           20,077
    2000 Stock Option Plan.......            --                    N/A                           58,500
Equity compensation plans
not approved by shareholders:
    Directors Stock
        Compensation Plan (1)....        11,946                  11.00                               --
                                        -------                -------                          -------
     TOTAL.......................       105,430                $  8.35                          137,257
                                        =======                =======                          =======

---------------
(1)  Plan approved by the Company's board of directors on March 22, 2000.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

         The  Bank,  like  many  financial  institutions,  grants  loans  to its officers and directors. All loans by the Bank to its directors and executive officers are subject to OTS regulations restricting loans and other transactions with affiliated persons of the Company. Savings institutions are permitted to make loans to executive officers, directors and principal shareholders ("insiders") on preferential terms, provided the extension of credit is made pursuant to a benefit or compensation program of the Bank that is widely available to employees of the Bank or its affiliates and does not give preference to any insider over other employees of the Bank or affiliate. As part of the Bank's compensation program, the Bank sets the interest rate for loans approved for full-time employees, officers and directors for personal, non-business purposes at a rate which is 1% lower than the rate for non-employees for the same type of loan, as long as the resulting interest rate is not lower than the Bank's cost of funds. Such rates are only effective while such persons are employees, officers, or directors of the Bank. Upon termination, resignation or retirement, the rate reverts to the market rate that existed at the time the loan is granted. All other loans to insiders have been made in the ordinary course of business, and on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the time for comparable transactions with the Bank's other customers, and do not involve more than the normal risk of collectibility, nor present other unfavorable features.

         Set forth below is certain information relating to loans made on preferential terms to executive officers and directors of the Company and the Bank whose total aggregate loan balances on preferential terms exceeded $60,000 at any time during the year ended June 30, 2004.

                                                                 Original       Prevailing                Unpaid
   Name of Officer or                              Date            Loan            Rate    Employee       Balance
        Director            Type of Loan        Originated      Amount ($)        (%)(1)   Rate (%)     06/30/04 ($)
----------------------   ---------------------  ----------      ----------        ------   ---------    ------------

James Nechero, Jr.       Home Mortgage           03/12/98         112,000          6.63      5.63                 0

Michael P. Mataya                                                                                           196,535
  Revocable Trust        Home Mortgage           03/04/03         260,000          5.13      4.13
Michael P. Mataya        Automobile              02/20/03           9,054         10.50      9.50                 0

Jerry R. Spurlin         Home Mortgage           03/31/03         129,000          5.63      4.63           126,616
Jerry R. Spurlin         Home Equity Line
                           of Credit              4/23/97          17,000          6.00      5.00            15,967

William W. Head, Jr.     Home Mortgage           10/05/01         132,000          6.00      5.00           107,772
William W. Head, Jr.     Home Equity Line
                           of Credit              5/22/00          20,000          6.00      5.00             6,029
William W. Head, Jr.     Automobile               6/24/03          22,050          5.50      4.50                 0

Charles L. Parker, Jr.   Home Mortgage           04/16/03         400,000          5.13      4.13           340,559


Richard P. Gallegos      Home Mortgage           04/16/03         124,000          5.13      4.13           107,838

---------------
(1) Prevailing rate at time of origination for fixed-rate loans or at last rate adjustment for variable-rate loans.

Item 13.  Exhibits
--------  ---------

         The following exhibits are included in this Report or are incorporated herein by reference.

            2.1      Agreement and Plan of Merger, dated as of August 25, 2004, between GFSB Bancorp,
                     Inc. and First Federal Banc of the  Southwest,  Inc.*
            3.1      Certificate of Incorporation  of GFSB Bancorp,  Inc.**
            3.2      Bylaws of GFSB Bancorp, Inc.**
            10.1+    1995 Stock Option Plan***
            10.2+    Management Stock Bonus Plan***
            10.3+    Form of Directors Deferred Compensation Agreement between the Bank and
                     Directors****
            10.4+    Form of Directors Stock Compensation Plan between the Company and Directors of the Company****
            10.5+    2000 Stock Option Plan*****
            10.6+    Change-in-Control Severance Agreement with Richard P. Gallegos******
            10.7+    Change-in-Control Severance Agreement with Jerry R. Spurlin******
            10.8+    Change-in-Control Severance Agreement with William W. Head, Jr.******
            10.9+    Change-in-Control Severance Agreement with Leonard C. Salzi******
            21       Subsidiaries of the Company (See "Item 1 - Description of Business")
            23       Consent of Neff + Ricci LLP******
            31.1     Rule 13a-14(a)/15d-14(a) Certification
            31.2     Rule 13a-14(a)/15d-14(a) Certification
            32       Section 1350 Certification

--------------
+        Management contract or compensatory plan or arrangement.
* Incorporated herein by reference to the identically numbered exhibit to the current report on Form 8-K filed with the SEC on August 26, 2004.
** Incorporated herein by reference to the Registration Statement on Form S-1 of the Company (File No. 33-90400) initially filed with the Commission on March 17, 1995.
*** Incorporated by reference to the identically numbered exhibits of the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 0-25854) filed with the SEC.
**** Incorporated by reference to the identically numbered exhibits of the Quarterly Report on Form 10- QSB for the quarter ended March 31, 2001 filed with the SEC.
***** Incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 (File No. 333- 51498) filed with the SEC on December 8, 2000.
****** Incorporated by reference to Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004 as filed September 27, 2004.

Item 14.   Principal Accountant Fees and Services
--------   --------------------------------------

         The aggregate fees billed by Neff + Ricci for professional services rendered for the audit of the Company's consolidated annual financial statements and for the reviews of the financial statements included in the Company's quarterly reports on Forms 10-QSB for the fiscal years ended June 30, 2003 and June 30, 2004 were $42,102 and $46,511, respectively.

Audit Related Fees.

         There were no fees billed by Neff + Ricci for assurance and related services related to the performance of the audit of the Company's annual financial statements and to the review of the financial statements in the Company's Form 10-QSB filings for the years ended June 30, 2004 and 2003.

Tax Fees.

         The aggregate fees billed by Neff + Ricci for professional services rendered for tax compliance, tax advice and tax planning for the years ended June 30, 2004 and 2003 were $5,394 and $6,207, respectively. Such tax-related services consisted in both years of tax return preparation and consultation.

All Other Fees

         The aggregate fees billed by Neff + Ricci to the Company and its consolidated subsidiary for services or products other than those listed under the captions "Audit Fees," "Audit Related Fees" and "Tax Fees" totaled $5,299 for the year ended June 30, 2004 and consisted of tax valuations. There were no "other fees" billed by Neff + Ricci for the year ended June 30, 2003.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2004.

                                     GFSB BANCORP, INC.


                                     By:      /s/Richard C. Kauzlaric
                                              ----------------------------------
                                              Richard C. Kauzlaric
                                              President
                                              (Duly Authorized Representative)