Form 10QSB
period 2004-09-30
GFSB BANCORP INC
filed 2004-11-15
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

                   For the transition period from ________ to ________


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

As of October 31, 2004, there were issued and outstanding 1,146,635 shares of the registrant's Common Stock.

Transitional Small Business Disclosure format:
                      Yes                        No       X
                           -------------             ------------

                               GFSB Bancorp, Inc.


                                      Index

                                                                                                    Page No.
                                                                                                    --------

                                        PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition
               September 30, 2004 and June 30, 2004                                                     3

           Condensed Consolidated Statements of Earnings and Comprehensive Earnings
               Three months ended September 30, 2004 and September 30, 2003                             4

           Condensed Consolidated Statements of Cash Flows
               Three months ended September 30, 2004 and September 30, 2003                             6

           Notes to Condensed Consolidated Financial Statements                                         8

Item 2.    Management's Discussion and Analysis or Plan of Operation                                    9

Item 3.    Controls and Procedures                                                                     13

                                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           14

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                 14

Item 3.    Defaults Upon Senior Securities                                                             14

Item 4.    Submission of Matters to a Vote of Security Holders                                         14

Item 5.    Other Information                                                                           14

Item 6.    Exhibits                                                                                    14

           Signatures                                                                                  16

                               GFSB Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               September 30,       June 30,
                                                                   2004             2004
                                                               -------------    -------------
                                                                (Unaudited)
                                     ASSETS

Cash and due from banks                                        $   8,476,582    $   7,840,712
Interest-bearing deposits with banks                                 257,272          866,281
Available-for-sale investment securities                          29,779,522       30,518,828
Available-for-sale mortgage-backed securities                     28,707,069       30,680,195
Held-to-maturity investment securities                               398,999          398,999
Stock of Federal Home Loan Bank, at cost, restricted               3,944,900        4,409,200
Loans receivable, net, substantially pledged                     152,387,986      152,430,322
Loans held-for-sale                                                       --          411,400
Accrued interest and dividends receivable                            922,849          859,298
Premises and equipment                                             2,455,856        2,513,992
Other real estate and repossessed property                           280,082          437,211
Prepaid and other assets                                             214,239          445,847
Deferred tax asset                                                   103,018          275,125
                                                               -------------    -------------

        TOTAL ASSETS                                           $ 227,928,374    $ 232,087,410
                                                               =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                   $  30,155,975    $  28,987,811
Savings and MMDA deposits                                         22,519,176       21,501,954
Time deposits                                                     83,725,941       83,369,991
Advances from Federal Home Loan Bank                              65,896,776       73,652,218
Other secured borrowings                                           4,771,582        4,814,763
Repurchase agreements                                                400,519          157,119
Accrued interest payable                                             483,867          460,520
Advances from borrowers for taxes and insurance                      580,148          499,998
Accounts payable and accrued liabilities                             352,845          369,595
Dividends declared and payable                                       140,895          140,895
                                                               -------------    -------------

        TOTAL LIABILITIES                                        209,027,724      213,954,864
                                                               -------------    -------------


COMMITMENTS AND CONTINGENCIES                                             --               --


STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                             --               --
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,146,645 issued and outstanding
  at September 30, 2004 and June 30, 2004                            114,665          114,665
Additional paid-in-capital                                         3,172,154        3,095,718
Unearned ESOP stock                                                  (43,743)         (68,048)
Retained earnings, substantially
  restricted                                                      14,773,392       14,440,118
Accumulated other comprehensive
earnings                                                             884,182          550,093
                                                               -------------    -------------

        TOTAL STOCKHOLDERS' EQUITY                                18,900,650       18,132,546
                                                               -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 227,928,374    $ 232,087,410
                                                               =============    =============

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                         Three months ended
                                                            September 30,
                                                    ---------------------------
                                                       2004            2003
                                                    ---------------------------
                                                    (Unaudited)     (Unaudited)
Interest income
   Loans receivable
      Mortgage loans                                $1,989,119       $2,045,024
      Commercial loans                                 390,301          328,838
      Share and consumer loans                         104,454          108,569
   Investment and mortgage-backed securities           471,339          499,202
   Other interest-earning assets                        21,054           25,473
                                                    ----------       ----------

                      TOTAL INTEREST EARNINGS        2,976,267        3,007,106

Interest expense
   Deposits                                            608,266          753,160
   Advances from Federal Home Loan Bank                617,385          705,638
   Repurchase agreements                                   239              104
                                                    ----------       ----------

                      TOTAL INTEREST EXPENSE         1,225,890        1,458,902
                                                    ----------       ----------

                      NET INTEREST EARNINGS          1,750,377        1,548,204

Provision for loan losses                                   --           60,000

                                                    ----------       ----------

                      NET INTEREST EARNINGS AFTER
                        PROVISION FOR LOAN LOSSES    1,750,377        1,488,204
                                                    ----------       ----------

Non-interest earnings
   Income from real estate operations                    3,450            2,200
   Miscellaneous income                                 20,366           13,681
   Net gains from sales of loans                        15,076           10,784
   Service charge income                               215,768          170,548

                                                    ----------       ----------

                      TOTAL NON-INTEREST EARNINGS      254,660          197,213
                                                    ----------       ----------

Non-interest expense
   Compensation and benefits                           585,892          586,123
   FDIC insurance                                       15,184            4,730
   Insurance                                            17,229           13,208
   Stock services                                        4,337            6,584
   Occupancy                                           119,383          134,827
   Data processing                                     100,832           89,484
   Professional fees                                   210,329           45,570
   Advertising                                          49,884           57,050
   Stationary, printing and office supplies             24,921           30,905
   ATM expense                                          25,442           14,578
   Supervisory exam fees                                23,916           14,585
   Postage                                              13,502           19,286
   Other                                               102,936          100,475
                                                    ----------       ----------

                      TOTAL NON-INTEREST EXPENSE     1,293,787        1,117,405
                                                    ----------       ----------

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                   Three months ended
                                                                      September 30,
                                                               --------------------------
                                                                    2004         2003
                                                               --------------------------
                                                                (Unaudited)   (Unaudited)

                      EARNINGS BEFORE INCOME TAXES                  711,250       568,012

Income tax expense
      Currently payable                                             237,081       241,167
      Deferred provision                                                 --            --
                                                               ------------   -----------

                                                                    237,081       241,167
                                                               ------------   -----------

                      NET EARNINGS                             $    474,169   $   326,845
                                                               ============   ===========


Other Comprehensive Earnings
      Unrealized (loss) gain, net of tax                       $    334,090   $  (196,863)

                                                               ------------   -----------
                      COMPREHENSIVE EARNINGS                   $    808,259   $   129,982
                                                               ============   ===========


Earnings per common share
      Basic                                                    $       0.42   $      0.29
                                                               ============   ===========

Weighted average number of common shares outstanding
      Basic                                                       1,136,166     1,121,733
                                                               ============   ===========

Earnings per common share
      Diluted                                                  $       0.40   $      0.28
                                                               ============   ===========

Weighted average number of common shares outstanding
      Diluted                                                     1,196,326     1,169,955
                                                               ============   ===========

Comprehensive earnings per common share
      Basic                                                    $       0.71   $      0.12
                                                               ============   ===========

      Diluted                                                  $       0.68   $      0.11
                                                               ============   ===========

Dividends per share                                            $       0.13   $      0.11
                                                               ============   ===========




See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                              Three Months Ended
                                                                                 September 30,
                                                                       -------------------------------
                                                                            2004             2003
                                                                       -------------     -------------
                                                                        (Unaudited)       (Unaudited)
Cash flows from operating activities
     Net earnings                                                      $    474,169      $    326,845
     Adjustments to reconcile net earnings to
       net cash provided by operations
         Deferred loan origination fees                                    (136,387)         (158,702)
         Gain on sale of loans and securities                               (15,075)          (10,784)
         Provision for loan losses                                               --            60,000
         Depreciation of premises and equipment                              58,136            72,619
         Amortization of investment and mortgage-
           backed securities premiums                                        84,638           147,273
         Stock dividend on FHLB stock                                       (19,700)          (21,800)
         Release of ESOP stock                                              100,740            57,356
         Stock compensation under management stock bonus plan                 4,912             9,706

     Net changes in operating assets and liabilities
         Accrued interest and dividends receivable                          (63,551)         (105,894)
         Prepaid and other assets                                           327,025           (52,349)
         Accrued interest payable                                            23,348             6,810
         Accounts payable and accrued liabilities                           (21,661)           28,760
         Income taxes (receivable) payable                                  (95,418)          216,298
                                                                       ------------      ------------

                           Net cash provided by
                           operating activities                             721,176           576,138
                                                                       ------------      ------------

Cash flows from investing activities
     Purchase of premises and equipment                                          --          (179,118)
     Loan originations and principal
       repayment on loans, net                                               18,828       (11,803,750)
     Change in other secured borrowings                                    (180,056)        2,437,665
     Proceeds from the sale of loans                                        743,500           852,982
     Principal payments on mortgage-backed
       securities                                                         2,183,298         5,396,403
     Principal payments on available-for-sale securities                  1,040,825           439,976
     Purchases of mortgage-backed securities                                     --          (979,375)
     Purchases of available-for-sale securities                          (1,090,133)       (5,225,184)
     Maturities and proceeds from sale of
       available-for-sale securities                                      1,000,000                --
     Maturities and proceeds from sale of held-to-maturity securites             --           500,000
     Purchase of FHLB stock                                                 484,000                --
                                                                       ------------      ------------

                           Net cash provided (used) by
                           investing activities                           4,200,262        (8,560,401)
                                                                       ------------      ------------


                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                             Three Months Ended
                                                                                September 30,
                                                                      -------------------------------
                                                                           2004             2003
                                                                      -------------    --------------
                                                                       (Unaudited)       (Unaudited)
Cash flows from financing activities
     Net increase in transaction accounts, passbook
       savings, money market accounts, and
       certificates of deposit                                        $   2,541,335    $   7,356,907
     Net increase in Repurchase agreements                                  243,399          226,326
     Net increase in mortgage escrow funds                                  217,025          202,199
     Proceeds from FHLB advances                                        207,775,000      523,764,296
     Repayments on FHLB advances                                       (215,530,441)    (522,432,721)
     Dividends paid or to be paid in cash                                  (140,895)        (122,467)
     Price paid for vested management bonus
        stock plan stock                                                         --            7,622
                                                                      -------------    -------------

                           Net cash (used) provided by
                           financing activities                          (4,894,577)       9,002,162
                                                                      -------------    -------------

     Decrease in cash and cash equivalents                                   26,861        1,017,899

     Cash and cash equivalents at beginning of period                     8,706,993        7,252,358
                                                                      -------------    -------------

     Cash and cash equivalents at end of period                       $   8,733,854    $   8,270,257
                                                                      =============    =============


Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest on deposits and advances                            $   1,202,303    $   1,452,092
         Income taxes                                                            --           24,869

     Change in market value, net of deferred taxes on
       available-for-sale securities (other comprehensive earnings)         334,090         (196,863)

     Dividends declared not yet paid                                        140,895          122,467


See notes to condensed consolidated financial statements.

                               GFSB BANCORP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

     1. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and therefore do not include all disclosure necessary for a complete presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The condensed consolidated statements of earnings and comprehensive earnings are not necessarily indicative of results, which may be expected for the entire year, or for any other interim period.

Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these condensed unaudited financial statements be read in conjunction with the Form 10-KSB for the year ended June 30, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Private Securities Litigation Reform Act of 1995 contains safe harbor provisions regarding forward-looking statements. When used in this discussion, the words "believes", "anticipates", "contemplates", "expects", and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, risks associated with the ability to control costs and expenses, general economic conditions. We undertake no obligation to publicly release the results of any revisions to those forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

Comparison of Financial Condition at September 30, 2004 and June 30, 2004

Total assets decreased by $4.2 million, or 1.8%, to $227.9 million at September 30, 2004 from $232.1 million at June 30, 2004 primarily due to decreases in available-for-sale investment and mortgage-backed securities, stock of the Federal Home Loan Bank ("FHLB"), loans held for sale and other real estate and repossessed property owned. The $2.7 million, or 4.4%, decrease in available-for-sale investment and mortgage-backed securities to $58.5 million at September 30, 2004 from $61.2 million at June 30, 2004, was the result of normal monthly principal payments received on the securities owned. The stock of FHLB decreased $0.5 million, or 10.5%, to $3.9 million at September 30, 2004 from $4.4 million at June 30, 2004, primarily to a quarterly stock redemption by the FHLB. There were no loans held for sale at September 30, 2004, while there were $0.4 million in loans held for sale at June 30, 2004, resulting in a decrease of $0.4 million, or 100.0%. This change was primarily a matter of timing, as there has been no change in the Company's plan to sell some longer-term, fixed-rate one- to four-family loans in the secondary market. The $0.1 million, or 35.9%, decrease in other real estate and repossessed property owned to $0.3 million at September 30, 2004 from $0.4 million at June 30, 2004 was the result of sales of properties. Total cash and cash equivalents of $8.8 million at September 30, 2004 was virtually unchanged from the $8.7 million at June 30, 2004, although there were some changes in the various components of cash and cash equivalents, primarily a $0.6 million increase in cash and due from banks offset by a $0.6 million decrease in interest-bearing deposits with banks. The interest-bearing deposits with banks consists primarily of the Company's FHLB demand account. The $152.4 million in loans receivable, net was unchanged from June 30, 2004 to September 30, 2004. The remaining $0.5 million decrease in assets during the quarter ended September 30, 2004 was the result of small changes in various asset accounts including accrued interest and dividends receivable, deferred tax asset and prepaid and other assets.

Total liabilities decreased $4.9 million, or 2.3% mostly due to a decrease in FHLB advances to $65.9 million at September 30, 2004, from $73.7 million at June 30, 2004, a $7.8 million, or 10.5% decrease. Deposits increased $2.5 million, or 1.9% to $136.4 million at September 30, 2004 from $133.9 million at June 30, 2004. There were increases in transaction and NOW accounts, savings and MMDA deposits and time deposits.

Stockholders' equity increased $0.8 million, or 4.2% to $18.9 million at September 30, 2004 from $18.1 million at June 30, 2004, primarily due to income of $474,000 for the three months ended September 30, 2004 and to unrealized gains, net of taxes, in investment and mortgage-backed securities. The Company paid a cash dividend of $0.125 per share, or $141,000, in the quarter ending September 30, 2004.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED SEPTEMBER 30, 2004 COMPARED TO QUARTER ENDED SEPTEMBER 30, 2003.

General

Net earnings for the three months ended September 30, 2004 increased $147,000 to $474,000 ($0.40 per diluted share) from $327,000 ($0.28 per diluted share) for the three months ended September 30, 2003. The increase in net earnings is primarily attributable to a $202,000 increase in net interest earnings, a $57,000 increase in non-interest earnings, a $60,000 decrease in the provision for loan losses and a $4,000 decrease in income tax expense partially offset by a $176,000 increase in non-interest expense. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest earnings for the three months ended September 30, 2004 compared to the same 2003 period.

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

                                    Quarter ended September 30, 2004           Quarter ended September 30, 2003
                                 ---------------------------------------    -----------------------------------------
                                  Average                      Average        Average                       Average
                                  Balance       Interest      Yield/Cost      Balance       Interest       Yield/Cost
                                 (Dollars in Thousands)                       (Dollars in Thousands)

Interest-earning assets:
Loans receivable (1)             $  152,351    $    2,484       6.52%       $   153,141    $    2,482        6.48%
Investment securities and
 mortgage-backed securities          60,240           471       3.13%            67,677           499        2.95%
Other interest-earning
  assets (2)                          4,851            21       1.74%             4,716            25        2.16%
                                 ----------    ----------                   -----------    ----------

Total interest-earning assets       217,442         2,976       5.48%           225,534         3,006        5.33%
                                               ----------                                  ---------
Non-interest-earning assets          11,830                                      11,044
                                 ----------                                 -----------

Total assets                     $  229,272                                 $   236,578
                                 ==========                                 ===========

Interest-bearing liabilities:
  Transaction accounts           $   12,922    $       11        .35%       $     9,838    $       10         .42%
  Passbook savings                    9,029            17        .76%             6,422            16        1.00%
  Money market accounts              13,133            31        .95%            11,844            25         .87%
  Certificates of deposit            83,785           549       2.62%            88,718           701        3.16%
  Other liabilities (3)              73,172           618       3.38%            84,367           706        3.35%
                                 ----------    ----------                   -----------    ----------

Total interest-bearing
   liabilities                      192,041         1,226       2.55%           201,189         1,458        2.90%
                                               ----------                                  ----------
Non-interest bearing
   liabilities                       18,616                                      17,792
                                 ----------                                 -----------

Total liabilities                   210,657                                     218,981

Stockholders' equity                 18,615                                      17,597
                                 ----------                                 -----------

Total liabilities and
  stockholders' equity           $  229,272                                 $   236,578
                                 ==========                                 ===========

Net interest earnings                          $    1,750                                  $   1,548
                                               ==========                                  ==========
Interest rate spread (4)                                        2.93%                                        2.43%
                                                               ======                                        =====

Net yield on interest-                                          3.22%                                        2.75%
  earning  assets (5)
                                                               ======                                        =====
Ratio of average interest-
Earning assets to average
interest-bearing  liabilities                                   1.13X                                        1.12X
                                                               ======                                        =====

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

Borrowings

The Company may obtain advances from the FHLB of Dallas to supplement its supply of funds available for loans and investments. Advances from the FHLB are typically secured by a pledge of the Company's stock in the FHLB, a portion of the Company's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of funds for available for loans and investments and to meet deposit withdrawal requirements. At June 30, 2004 and September 30, 2004, borrowings with the FHLB totaled $73,652,218 and $65,896,776, respectively. The approximate weighted average rate paid on borrowings was 3.58% and 3.76% at June 30, 2004 and September 30, 2004, respectively.

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

                                       Quarter ended September 30, 2004 vs. 2003
                                                  Increase (Decrease)
                                                         Due to
                                        ----------------------------------------
                                                             Rate/
                                        Volume     Rate      Volume      Net
                                        ------    ------    --------   ------
                                                (Dollars in Thousands)
Interest income:
  Loans receivable                      $ (13)    $  15     $  --      $   2
  Mortgage-backed securities and
     investment securities                (55)       30        (3)       (28)
  Other interest-earning  assets            1        (5)       --         (4)
                                        -----     -----     -----      -----
    Total interest-earning assets         (67)       40        (3)       (30)

Interest expense:

  Transaction accounts                      3        (2)       --          1
  Savings accounts                          7        (4)       (2)         1
  Money markets                             3         3        --          6
  Certificates of deposit                 (39)     (120)        7       (152)
  Other liabilities                       (94)        5         1        (88)
                                        -----     -----     -----      -----
   Total interest-bearing liabilities    (120)     (118)        6       (232)
                                        -----     -----     -----      -----

Net change in interest income           $  53     $ 158     $ ( 9)     $ 202
                                        =====     =====     =====      =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $0 and $60,000 for the periods ended September 30, 2004 and 2003, respectively. There was no provision for loan losses for the current three-month period primarily due to improvement in loan quality and the fact that the Company's loan portfolio did not increase during the period. While the Company maintains its allowance for losses at a level that it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

Non-Interest Earnings

Total non-interest earnings increased by $57,000 or 53.7% to $254,000 for the quarter ended September 30, 2004 from $197,000 for the quarter ended September 30, 2003. This increase was primarily due to a $45,000 increase in service charge income and increases in miscellaneous income, net gains from sales of loans and income from real estate operations.

Non-Interest Expense

Total non-interest expense increased $176,000 or 15.7% to $1,294,000 for the quarter ended September 30, 2004 from $1,118,000 for the quarter ended September 30, 2003. The increase in non-interest expense was primarily attributable to increases in professional fees, data processing, ATM expense, FDIC insurance and supervisory exam fees, partially offset by a decrease in occupancy, advertising and stationary, printing and office supplies. The $165,000 increase in professional fees for the period ended September 30, 2004 is primarily attributable to $106,000 in legal fees and $61,000 in other professional services in connection with the Agreement and Plan of Merger between the Company and First Federal Banc of the Southwest, Inc. announced on August 25, 2004. Data processing increased $11,000 primarily due to growth in the number of deposit accounts and transaction volume increases. ATM expenses increased $11,000 due to the addition of an additional ATM and an increase in the volume of transactions. The $10,000 increase in FDIC insurance was primarily due to the growth in deposits. Occupancy expense decreased $15,000 primarily due to a decrease in depreciation expense for furniture, fixtures and equipment.

Item 3.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and the principal financial officer have concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

               Not applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

               Not applicable.

Item 3.  Defaults Upon Senior Securities
         ------------------------------

               Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

               Not applicable.

Item 5.  Other Information
         -----------------

               Not applicable.

Item 6.  Exhibits
         --------

         (a)   List of Exhibits

                    2.1    Agreement and Plan of  Merger, dated as of August 25,
                           2004, between GFSB Bancorp, Inc. and First Federal
                           Banc of the Southwest, Inc.*
                    3.1    Certificate of Incorporation of GFSB Bancorp, Inc.**
                    3.2    Bylaws of GFSB Bancorp, Inc.**
                    10.1+  1995 Stock Option Plan***
                    10.2+  Management Stock Bonus Plan***
                    10.3+  Form of Directors  Deferred  Compensation  Agreement
                           between the Bank and Directors****
                    10.4+  Form of Directors Stock Compensation Plan between the
                           Company and Directors of the Company****
                    10.5+  2000 Stock Option Plan*****
                    10.6+  Change-in-Control Severance Agreement with Richard P.
                           Gallegos******
                    10.7+  Change-in-Control  Severance  Agreement with Jerry R.
                           Spurlin******
                    10.8+  Change-in-Control Severance Agreement with William W.
                           Head, Jr.******
                    10.9+  Change-in-Control Severance Agreement with Leonard C.
                           Scalzi******
                    31.1   Rule 13a-14(a)/15d-14(a) Certification
                    31.2   Rule 13a-14(a)/15d-14(a) Certification
                    32     Section 1350 Certification

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

                                 GFSB BANCORP, INC.


Date:  November 12,  2004        /s/ Jerry R. Spurlin
       -------------------       -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)