Form 10QSB
period 2004-12-31
GFSB BANCORP INC
filed 2005-02-14
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004
                                               -----------------
                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

               For the transition period from ________ to ________


                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                          85-0430841
---------------------------------------------                  ----------------
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
 or Organization)                                            Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                            87301
-----------------------------------------                          ----------
(Address of Principal Executive Offices)                           (Zip Code)


Issuer's Telephone Number, Including Area Code:   (505) 726-6500
                                                  --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes    X          No
                              ---             ---

As of January 31, 2005, there were issued and outstanding 1,146,645 shares of the registrant's Common Stock.

Transitional Small Business Disclosure format:
                        Yes               No   X
                              ---             ---

                               GFSB Bancorp, Inc.


                                      Index

                                                                                                    Page No.
                                                                                                    --------

                                        PART I. FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition
               December 31, 2004 and June 30, 2004                                                      3

           Condensed Consolidated Statements of Earnings and Comprehensive Earnings
               Three and six months ended December 31, 2004 and December 31, 2003                       4

           Condensed Consolidated Statements of Cash Flows
               Three and six months ended December 31, 2004 and December 30, 2003                       6

           Notes to Condensed Consolidated Financial Statements                                         8

Item 2.    Management's Discussion and Analysis or Plan of Operation                                    9

Item 3.    Controls and Procedures                                                                     17

                                          PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                           18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                                 18

Item 3.    Defaults Upon Senior Securities                                                             18

Item 4.    Submission of Matters to a Vote of Security Holders                                         18

Item 5.    Other Information                                                                           18

Item 6.    Exhibits                                                                                    18

           Signatures                                                                                  20

                                        2

                               GFSB Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                December 31,       June 30,
                                                                                    2004             2004
                                                                               -------------    -------------
                                                                                (Unaudited)

                                                       ASSETS

Cash and due from banks                                                        $   6,277,306    $   7,840,712
Interest-bearing deposits with banks                                                 362,790          866,281
Available-for-sale investment securities                                          27,909,821       30,518,828
Available-for-sale mortgage-backed securities                                     26,453,935       30,680,195
Held-to-maturity investment securities                                               389,999          398,999
Stock of Federal Home Loan Bank, at cost, restricted                               3,625,900        4,409,200
Loans receivable, net, substantially pledged                                     148,419,879      152,430,322
Loans held-for-sale                                                                        -          411,400
Accrued interest and dividends receivable                                            807,214          859,298
Premises and equipment                                                             2,410,835        2,513,992
Other real estate and repossessed property                                           283,405          437,211
Prepaid and other assets                                                             184,230          445,847
Deferred tax asset                                                                   131,886          275,125
                                                                               -------------    -------------

        TOTAL ASSETS                                                           $ 217,257,200    $ 232,087,410
                                                                               =============    =============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Transaction and NOW accounts                                                   $  28,571,724    $  28,987,811
Savings and MMDA deposits                                                         21,128,121       21,501,954
Time deposits                                                                     81,889,595       83,369,991
Advances from Federal Home Loan Bank                                              60,467,614       73,652,218
Other secured borrowings                                                           4,539,209        4,814,763
Repurchase agreements                                                                269,699          157,119
Accrued interest payable                                                             455,225          460,520
Advances from borrowers for taxes and insurance                                      370,784          499,998
Accounts payable and accrued liabilities                                             310,734          369,595
Dividends declared and payable                                                       138,459          140,895
                                                                               -------------    -------------

        TOTAL LIABILITIES                                                        198,141,164      213,954,864
                                                                               -------------    -------------

COMMITMENTS AND CONTINGENCIES                                                              -                -

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                              -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,146,645 issued and outstanding
  at December 31, 2004 and June 30, 2004                                             114,665          114,665
Additional paid-in-capital                                                         3,237,565        3,095,718
Unearned ESOP stock                                                                  (23,729)         (68,048)
Retained earnings, substantially restricted                                       14,959,391       14,440,118
Accumulated other comprehensive earnings                                             828,144          550,093
                                                                               -------------    -------------

        TOTAL STOCKHOLDERS' EQUITY                                                19,116,036       18,132,546
                                                                               -------------    -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 217,257,200    $ 232,087,410
                                                                               =============    =============

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS


                                                                Three months ended           Six months ended
                                                                   December 31,                 December 31,
                                                           --------------------------    -------------------------
                                                                2004          2003           2004          2003
                                                           --------------------------    -------------------------
                                                            (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
Interest income
     Loans receivable
            Mortgage loans                                  $ 1,972,742   $ 2,022,098    $ 3,961,861   $ 4,067,122
            Commercial loans                                    411,366       407,690        801,667       736,528
            Share and consumer loans                             99,522       106,761        203,975       215,330
     Investment and mortgage-backed securities                  462,274       526,977        933,614     1,026,179
     Other interest-earning assets                               23,009        23,106         44,063        48,578
                                                            -----------   -----------    -----------   -----------

            TOTAL INTEREST EARNINGS                           2,968,913     3,086,632      5,945,180     6,093,737

Interest expense
     Deposits                                                   598,099       746,607      1,206,365     1,499,767
     Advances from Federal Home Loan Bank                       591,493       671,778      1,208,878     1,377,416
     Repurchase agreements                                        1,019            37          1,258           141
                                                            -----------   -----------    -----------   -----------

            TOTAL INTEREST EXPENSE                            1,190,611     1,418,422      2,416,501     2,877,324
                                                            -----------   -----------    -----------   -----------

            NET INTEREST EARNINGS                             1,778,302     1,668,210      3,528,679     3,216,413

Provision for loan losses                                        60,000        70,014         60,000       130,014
                                                            -----------   -----------    -----------   -----------

            NET INTEREST EARNINGS AFTER
              PROVISION FOR LOAN LOSSES                       1,718,302     1,598,196      3,468,679     3,086,399
                                                            -----------   -----------    -----------   -----------
Non-interest earnings
     Income from real estate operations                           5,050         1,350          8,499         3,550
     Miscellaneous income                                        16,304        52,195         36,670        65,876
     Net loss from sales of available for sale securities             -        (1,417)          --          (1,417)
     Net gains from sales of loans                               15,262        19,490         30,337        30,274
     Service charge income                                      219,512       177,542        435,281       348,090
                                                            -----------   -----------    -----------   -----------

            TOTAL NON-INTEREST EARNINGS                         256,128       249,160        510,787       446,373
                                                            -----------   -----------    -----------   -----------

Non-interest expense
     Compensation and benefits                                  683,502       635,466      1,269,394     1,221,589
     FDIC insurance                                              14,535         4,822         29,718         9,552
     Insurance                                                   15,107        11,703         32,336        24,911
     Stock services                                               5,379        13,380          9,716        19,965
     Occupancy                                                  126,413       138,260        245,796       273,087
     Data processing                                             90,841        94,376        191,673       183,860
     Professional fees                                          127,386        60,353        337,716       105,924
     Advertising                                                 41,643        49,506         91,526       106,556
     Stationary, printing and office supplies                    25,625        30,166         50,546        61,071
     ATM expense                                                 23,618        19,462         49,060        34,040
     Supervisory exam fees                                       23,916        14,585         47,832        29,170
     Postage                                                     11,328        19,555         24,831        38,841
     Other                                                      154,795        96,932        257,731       197,405
                                                            -----------   -----------    -----------   -----------

            TOTAL NON-INTEREST EXPENSE                        1,344,088     1,188,566      2,637,875     2,305,971
                                                            -----------   -----------    -----------   -----------

                                     GFSB Bancorp, Inc.

                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS - CONTINUED

                                                           Three months ended            Six months ended
                                                              December 31,                 December 31,
                                                       -------------------------    -------------------------
                                                            2004          2003           2004          2003
                                                       -------------------------    -------------------------
                                                        (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)
            EARNINGS BEFORE INCOME TAXES               $   630,342   $   658,790    $ 1,341,591   $ 1,226,801

Income tax expense
     Currently payable                                     303,446       263,582        540,527       504,749
     Deferred provision                                          -      (105,000)             -      (105,000)
                                                       -----------   -----------    -----------   -----------

                                                           303,446       158,582        540,527       399,749
                                                       -----------   -----------    -----------   -----------

            NET EARNINGS                               $   326,896   $   500,208    $   801,064   $   827,052
                                                       ===========   ===========    ===========   ===========

Other Comprehensive Earnings
     Unrealized (loss) gain, net of tax                    (56,038)      (75,211)       278,051      (272,075)
                                                       -----------   -----------    -----------   -----------
            COMPREHENSIVE EARNINGS                     $   270,858   $   424,997    $ 1,079,115   $   554,977
                                                       ===========   ===========    ===========   ===========

Earnings per common share
     Basic                                             $      0.29   $      0.44    $      0.70   $      0.74
                                                       ===========   ===========    ===========   ===========

Weighted average number of common shares outstanding
     Basic                                               1,136,166     1,125,105      1,138,046     1,123,414
                                                       ===========   ===========    ===========   ===========
Earnings per common share
     Diluted                                           $      0.27   $      0.42    $      0.67   $      0.70
                                                       ===========   ===========    ===========   ===========

Weighted average number of common shares outstanding
     Diluted                                             1,196,326     1,179,896      1,200,122     1,177,867
                                                       ===========   ===========    ===========   ===========

Comprehensive earnings per common share
     Basic                                             $      0.24   $      0.38    $      0.95   $      0.49
                                                       ===========   ===========    ===========   ===========

     Diluted                                           $      0.23   $      0.36    $      0.90   $      0.47
                                                       ===========   ===========    ===========   ===========

Dividends per share                                    $     0.125   $     0.125    $     0.250   $     0.235
                                                       ===========   ===========    ===========   ===========

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                            Six Months Ended
                                                                               December 31,
                                                                       ----------------------------
                                                                            2004            2003
                                                                       ------------    ------------
                                                                        (Unaudited)     (Unaudited)
Cash flows from operating activities
     Net earnings                                                      $    801,064    $    827,052
     Adjustments to reconcile net earnings to
       net cash provided by operations
         Deferred loan origination fees                                    (284,187)       (281,515)
         Gain on sale of loans and securities                               (30,337)        (28,857)
         Provision for loan losses                                           60,000         130,014
         Depreciation of premises and equipment                             119,076         148,019
         Amortization of investment and mortgage-
           backed securities premiums                                       156,002         238,377
         Stock dividend on FHLB stock                                       (42,500)        (43,700)
         Release of ESOP stock                                              186,167         125,088
         Stock compensation under management stock bonus plan               122,539          19,411
         (Benefit) for deferred income taxes                                      -        (105,000)

     Net changes in operating assets and liabilities
         Accrued interest and dividends receivable                           52,086         (35,791)
         Prepaid and other assets                                           334,688          (6,978)
         Accrued interest payable                                            (5,295)         (7,085)
         Accounts payable and accrued liabilities                          (181,400)        124,890
         Income taxes (receivable) payable                                  (73,072)        (38,120)
         Dividends declared and payable                                      (2,436)         16,700
                                                                       ------------    ------------
                           Net cash provided by
                           operating activities                           1,212,395       1,082,505
                                                                       ------------    ------------
Cash flows from investing activities
     Purchase of premises and equipment                                     (15,919)       (456,714)
     Loan originations and principal
       repayment on loans, net                                            4,086,674     (13,044,462)
     Change in other secured borrowings                                    (412,428)      2,896,808
     Proceeds from the sale of loans                                        743,500       1,980,073
     Principal payments on mortgage-backed
       securities                                                         4,158,022       9,006,531
     Principal payments on available-for-sale securities                  1,938,446         943,672
     Principal payments on held-to-maturity securities                        9,000           7,000
     Purchases of mortgage-backed securities                                      -      (3,420,353)
     Purchases of available-for-sale securities                          (2,995,915)     (5,277,976)
     Maturities and proceeds from sale of
       available-for-sale securities                                      4,000,000         700,000
     Maturities and proceeds from sale of held-to-maturity securites              -         270,000
     Redemption (purchase) of FHLB stock                                    825,800               -
                                                                       ------------    ------------

                           Net cash provided (used) by
                           investing activities                          12,337,180      (6,395,421)
                                                                       ------------    ------------

                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                            Six Months Ended
                                                                               December 31,
                                                                       -----------------------------
                                                                           2004             2003
                                                                      -------------    -------------
                                                                       (Unaudited)       (Unaudited)
Cash flows from financing activities
     Net increase (decrease) in transaction accounts, passbook
       savings, money market accounts, and
       certificates of deposit                                        $  (2,270,317)   $   9,943,018
     Net increase in Repurchase agreements                                  112,580          345,107
     Net increase in mortgage escrow funds                                    7,661           16,050
     Proceeds from FHLB advances                                        397,275,000      773,689,296
     Repayments on FHLB advances                                       (410,459,604)    (777,932,171)
     Net increase (decrease) in note payable                                      -          273,750
     Dividends paid or to be paid in cash                                  (281,792)        (261,634)
     Price paid for vested management bonus
        stock plan stock                                                          -            7,622
                                                                      -------------    -------------

                           Net cash (used) provided by
                           financing activities                         (15,616,472)       6,081,038
                                                                      -------------    -------------

     Increase (decrease) in cash and cash equivalents                    (2,066,897)         768,122

     Cash and cash equivalents at beginning of period                     8,706,993        7,252,358
                                                                      -------------    -------------

     Cash and cash equivalents at end of period                       $   6,640,096        8,020,480
                                                                      =============    =============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest on deposits and advances                            $   2,420,537    $   2,884,268
         Income taxes                                                       281,100          437,869

     Change in market value, net of deferred taxes on
       available-for-sale securities (other comprehensive earnings)         278,051         (272,075)

     Dividends declared not yet paid                                        138,459          139,167

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

Comparison of Financial Condition at December 31, 2004 and June 30, 2004

Total assets decreased by $14.8 million, or 6.4%, to $217.3 million at December 31, 2004 from $232.1 million at June 30, 2004 primarily due to decreases in available-for-sale investment and mortgage-backed securities, net loans receivable, cash and cash equivalents, stock of the Federal Home Loan Bank ("FHLB"), and loans held for sale. The $6.8 million, or 11.2%, decrease in available-for-sale investment and mortgage-backed securities to $54.4 million at December 31, 2004 from $61.2 million at June 30, 2004, was the result of normal monthly principal payments received on the securities owned. Net loans receivable decreased $4.0 million, or 2.6%, to $148.4 million, at December 31, 2004, from $152.4 million at June 30, 2004, primarily due to normal monthly principal payments received on the loans. Cash and cash equivalents of $6.6 million held at December 31, 2004 was $2.1 million or 23.7% less than the June 30, 2004 balance of $8.7 million, primarily due to normal daily fluctuations and a decision by management to reduce the level of cash for the purpose of increasing profitability through an increase in the level of interest earning assets and also for the purpose of reducing cash exposure risk. This decrease in total cash and cash equivalents included a $0.5 million decrease in interest-bearing deposits with banks, which primarily consists of the Company's FHLB demand account. The stock of FHLB decreased $0.8 million, or 18.0%, to $3.6 million at December 31, 2004 from $4.4 million at June 30, 2004, primarily due to quarterly stock redemptions by the FHLB. There were no loans held for sale at December 31, 2004, while there were $0.4 million in loans held for sale at June 30, 2004, resulting in a decrease of $0.4 million, or 100.0%. This change was primarily a matter of timing, as there has been no change in the Company's plan to sell some longer-term, fixed-rate one- to four-family loans in the secondary market. The remaining $0.7 million decrease in assets during the six-month period ended December 31, 2004 was the result of small changes in various asset accounts including accrued interest and dividends receivable, premises and equipment, other real estate and repossessed property, deferred tax asset, and prepaid and other assets.

Total liabilities decreased $15.8 million, or 7.4% mostly due to a decrease in FHLB advances of $13.2 million or 17.9% to $60.5 million at December 31, 2004, from $73.7 million at June 30, 2004. Time deposits decreased $2.3 million, or 1.7% to $131.6 million at December 31, 2004 from $133.9 million at June 30, 2004. There were small decreases in transaction and NOW accounts, savings and MMDA deposits, and time deposits. The remaining $0.3 million decrease in liabilities was the result of changes in various liability accounts including other secured borrowings, repurchase agreements, accrued interest payable, advances from borrowers for taxes and insurance, dividends payable, and accounts payable and accrued liabilities.

Stockholders' equity increased $1.0 million, or 5.4% to $19.1 million at December 31, 2004 from $18.1 million at June 30, 2004, primarily due to income of $801,000 for the six-month period ended December 31, 2004 and to unrealized gains, net of taxes, in investment and mortgage-backed securities. The Company paid a cash dividend of $0.125 per share, or $141,000, in the quarter ended September 30, 2004, and a cash dividend of $0.125 per share, or $141,000, in the quarter ended December 31, 2004.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED DECEMBER 31, 2004 COMPARED TO QUARTER ENDED DECEMBER 31, 2003.

General

Net earnings for the quarter ended December 31, 2004 decreased $173,000 to $327,000 ($0.27 per diluted share) from $500,000 ($0.42 per diluted share) for the quarter ended December 31, 2003. The decrease in net earnings is primarily attributable to a $156,000 increase in non-interest expense and a $145,000 increase in income tax expense partially offset by a $110,000 increase in net interest earnings, a $7,000 increase in non-interest earnings, and a $10,000 decrease in provision for loan losses. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest earnings for the quarter ended December 31, 2004 compared to the quarter ended December 31, 2003.

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

                                       Quarter ended December 31, 2004              Quarter ended December 31, 2003
                                       -------------------------------              -------------------------------
                                    Average                        Average       Average                         Average
                                    Balance      Interest        Yield/Cost      Balance       Interest        Yield/Cost
                                   (Dollars in Thousands)                        (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $151,344        $2,484           6.57%       $158,656         $2,537           6.39%
Investment securities and
 mortgage-backed securities          57,035           462           3.24%         65,866            527           3.20%
Other interest-earning
  assets (2)                          4,069            23           2.26%          5,772             23           1.59%
                                   --------        ------                       --------        ------

Total interest-earning assets       212,448         2,969           5.59%        230,294          3,087           5.36%
Non-interest-earning assets          11,500        ------                         10,307        -------
                                   --------                                     --------

Total assets                       $223,948                                     $240,601
                                   ========                                     ========

Interest-bearing liabilities:
  Transaction accounts             $ 13,144        $   12            .37%       $ 10,858        $    8             .29%
  Passbook savings                    9,353            18            .77%          7,094            18            1.01%
  Money market accounts              12,695            30            .95%         13,863            32             .92%
  Certificates of deposit            82,679           539           2.61%         92,571           689            2.98%
  Other liabilities (3)              68,600           592           3.45%         80,884           672            3.32%
                                   --------        ------                       --------        ------
Total interest-bearing
   liabilities                      186,471         1,191           2.55%        205,270         1,419            2.77%
Non-interest bearing                               ------                                       ------
   liabilities                       18,387                                       17,392
                                   --------                                     --------

Total liabilities                   204,858                                      222,662

Stockholders' equity                 19,090                                       17,939
                                   --------                                     --------

Total liabilities and
  stockholders' equity             $223,948                                     $240,601
                                   ========                                     ========



Net interest earnings                              $1,778                                       $1,668
                                                   ======                                       ======
Interest rate spread (4)                                            3.04%                                         2.59%
                                                                    ====                                          ====
Net yield on interest-
  earning  assets (5)                                               3.35%                                         2.90%
                                                                    ====                                          ====
Ratio of average interest-
Earning assets to average
interest-bearing  liabilities                                       1.14X                                         1.12X
                                                                    ====                                          ====

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

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume; (ii) changes in rates; (iii) changes in rate/volume.

                                     Quarter ended December 31, 2004 vs. 2003
                                               Increase (Decrease)
                                                     Due to
                                        ----------------------------------
                                                          Rate/
                                        Volume    Rate    Volume     Net
                                        ------    ----    ------     ---
                                              (Dollars in Thousands)
Interest income:
  Loans receivable                      $(117)   $  71    $  (7)   $ (53)
  Mortgage-backed securities and
     investment securities                (71)       7       (1)     (65)
  Other interest-earning  assets           (7)      10       (3)       -
                                        ------   -----    ------   -----
    Total interest-earning assets        (195)      88      (11)    (118)

Interest expense:

  Transaction accounts                      2        2        -        4
  Savings accounts                          6       (4)      (2)       -
  Money markets                            (3)       1        -       (2)
                                                                       3)
  Certificates of deposit                 (73)     (86)       9     (150)
  Other liabilities                      (102)      26       (4)      80)
                                        ------   -----    ------   -----
   Total interest-bearing liabilities    (170)     (61)       3     (228)
                                        ------   -----    ------   -----

Net change in interest income           $  (25)  $ 149    $  (14)  $ 110
                                        ======   =====    ======   =====

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was $60,000 and $70,000 for the quarter ended December 31, 2004 and 2003, respectively. The decrease in the provision for loan losses for the current quarter compared to the same quarter a year earlier is primarily due to improvement in loan quality and the fact that the Company's loan portfolio decreased during the period. While the Company maintains its allowance for losses at a level that it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

Non-Interest Earnings

Total non-interest earnings increased by $7,000 or 2.8% to $256,000 for the quarter ended December 31, 2004 from $249,000 for the quarter ended December 31, 2003. This increase was primarily due to a $42,000 increase in service charge income and a $4,000 increase in income from real estate operations partially offset by a $36,000 decrease in miscellaneous income and a $3,000 decrease in net gains from sales of loans and securities.

Non-Interest Expense

Total non-interest expense increased $156,000 or 13.1% to $1,344,000 for the quarter ended December 31, 2004 from $1,188,000 for the quarter ended December 31, 2003. The increase in non-interest expense was primarily attributable to increases in professional fees, other expense, compensation and benefits, FDIC insurance expense, supervisory exam fees, ATM expense, and insurance expense, partially offset by decreases in occupancy, stock services, advertising, postage, stationery, printing and office supplies, and data processing. The $67,000 increase in professional fees for the quarter ended December 31, 2004 is primarily attributable to a $47,000 increase in legal fees and a $20,000 increase in other professional services in connection with the Agreement and Plan of Merger between the Company and First Federal Banc of the Southwest, Inc. announced on August 25, 2004. The $58,000 increase in other expense is primarily attributable to a $29,000 increase in loan expense and a $20,000 loss on sale of other real estate owned. Compensation and benefits increased $48,000, primarily attributable to early vesting of restricted stock as a result of the filing of the Agreement and Plan of Merger between the Company and First Federal Banc of the Southwest, Inc. announced on August 25, 2004. The $10,000 increase in FDIC insurance was primarily due to an increase in the FDIC assessment. The $9,000 increase in supervisory exam fees was primarily due to an increase in the Office of Thrift Supervision supervisory exam fees assessment. The $4,000 increase in ATM expense is primarily attributable to an increase in the volume of ATM transactions. Insurance expense increased $3,000 due to a general increase in premium rates for property and casualty insurance. Occupancy expense decreased $12,000 primarily due to a decrease in depreciation expense for furniture, fixtures and equipment.

Borrowings

The Company may obtain advances from the FHLB of Dallas to supplement its supply of funds available for loans and investments. Advances from the FHLB are typically secured by a pledge of the Company's stock in the FHLB, a portion of the Company's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of funds available for loans and investments and to meet deposit withdrawal requirements. For the quarters ended December 31, 2004 and December 31, 2003, borrowings with the FHLB averaged $61,510,895 and $72,307,668, respectively. The approximate weighted average rate paid on borrowings was 3.45% and 3.32% for the quarter ended December 31, 2004 and December 31, 2003, respectively.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2004 COMPARED TO THE SIX-MONTH PERIOD ENDED DECEMBER 31, 2003.

General

Net earnings for the six-month period ended December 31, 2004 decreased $26,000 to $801,000 compared to net earnings of $827,000 for the six-month period ended December 31, 2003. The decrease in net earnings was primarily the result of a $332,000 increase in non-interest expense and a $141,000 increase in income tax expense partially offset by increases in net interest earnings of $312,000 and non-interest earnings of $64,000 and a $70,000 decrease in provision for loan losses. Please refer to "Average Balance Sheets" for an analysis of the change in net interest earnings for the six-month period ended December 31, 2004 compared to the six-month period ended December 31, 2003.

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

                                         Six-month period ended                        Six-month period ended
                                         ----------------------                        ----------------------
                                            December 31, 2004                             December 31, 2003
                                            -----------------                             -----------------
                                    Average                       Average        Average                        Average
                                    Balance      Interest        Yield/Cost      Balance       Interest        Yield/Cost
                                 (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $151,770       $4,966            6.54%       $155,676         $5,019           6.45%
Investment securities and
 Mortgage-backed securities          58,602          934            3.19%         66,611          1,026           3.08%
Other interest-earning
  assets (2)                          4,496           44            1.96%          5,275             49           1.86%
                                   --------       ------                        --------         ------

Total interest-earning assets       214,868        5,944            5.53%        227,562          6,094           5.36%
Non-interest-earning assets          11,649       ------                          10,577         ------
                                   --------                                     --------

Total assets                       $226,517                                     $238,139
                                   ========                                     ========

Interest-bearing liabilities:
  Transaction accounts              $12,966       $   23             .35%        $10,370         $   18            .35%
  Passbook savings                    9,140           35             .77%          6,768             34           1.00%
  Money market accounts              12,906           61             .95%         12,767             58            .91%
  Certificates of deposit            67,318        1,087            3.23%         90,844          1,389           3.06%
  Other liabilities (3)              70,879        1,210            3.41%         82,303          1,378           3.35%
                                   --------       ------                        --------         ------

Total interest-bearing
   liabilities                      173,209        2,416            2.79%        203,052          2,877           2.83%
Non-interest bearing                              ------                                         ------
   liabilities                       34,463                                       17,326
                                   --------                                     --------

Total liabilities                   207,672                                      220,378

Stockholders' equity                 18,845                                       17,761
                                   --------                                     --------

Total liabilities and
  Stockholders' equity             $226,517                                     $238,139
                                   ========                                     ========


Net interest income                               $3,528                                         $3,217
                                                  ======                                         ======
Interest rate spread (4)                                            2.74%                                         2.53%
                                                                    ====                                          ====
Net yield on interest-
  earning assets (5)                                                3.28%                                         2.83%
                                                                    ====                                          ====
Ratio of average interest-
  earning assets to average
interest-bearing liabilities                                        1.24X                                         1.12X
                                                                    ====                                          ====

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

Rate/Volume Analysis

The table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume; (ii) changes in rates; and (iii) changes in rate/volume.

                                              Six-month period ended
                                            December 31, 2004 vs. 2003
                                               Increase (Decrease)
                                                     Due to
                                        -----------------------------------
                                                           Rate/
                                        Volume    Rate    Volume      Net
                                        ------    ----    ------      ---
                                                 (Dollars in Thousands)
Interest income:

  Loans receivable                      $(126)   $  70    $   3    $ (53)
  Mortgage-backed securities and
     investment securities               (123)      37       (6)     (92)
  Other interest-earning assets            (7)       3       (1)      (5)
                                        -----    -----    -----    -----
    Total interest-earning assets        (256)     110       (4)    (150)
                                        -----    -----    -----    -----

Interest expense:

  Transaction accounts                      4        -        1        5
  Savings accounts                         12       (8)      (3)       1
  Money markets                             1        3       (1)       3
  Certificates of deposit                (360)      77      (19)    (302)
  Other liabilities                      (191)      25       (2)    (168)
                                        -----    -----    -----    -----
   Total interest-bearing liabilities    (534)      97      (24)    (461)
                                        -----    -----    -----    -----

Net change in interest income           $ 278    $  13    $  20    $ 311
                                        =====    =====    =====    =====


Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral, and current and expected market conditions.

The provision for loan losses was $60,000 and $130,000 for the six-month period ended December 31, 2004 and 2003, respectively. See "Comparison of Operating Results for the quarter ended December 31, 2004 compared to quarter ended December 31, 2003 - Provision for Losses on Loans."

Non-Interest Earnings

Total non-interest earnings increased by $64,000 or 14.4% to $511,000 for the six-month period ended December 31, 2004 from $446,000 for the six-month period ended December 31, 2003. This increase was primarily due to an increase in service charge income of $87,000 and an increase of $5,000 in income from real estate operations partially offset by a decrease in miscellaneous income of $29,000. The decrease in miscellaneous income is primarily due to gains on the sale of other real estate owned in the six-month period ended December 31, 2003. The increase in service charge income is primarily due to increased account analysis service charges and increased insufficient funds charges collected on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $332,000, or 14.4%, to $2,638,000 for the six-month period ended December 31, 2004 from $2,306,000 for the six-month period ended December 31, 2003. The increase in non-interest expense was primarily attributable to increases in professional fees, other expenses, compensation and benefits, FDIC insurance, supervisory exam fees, ATM expense, data processing and insurance, partially offset by decreases in occupancy, advertising, postage, stationery, printing and office supplies, and stock services. The $232,000 increase in professional fees for the six-month period ended December 31, 2004 is primarily attributable to a $156,000 increase in legal fees and a $71,000 increase in other professional services in connection with the Agreement and Plan of Merger between the Company and First Federal Banc of the Southwest, Inc. announced on August 25, 2004 The $60,000 increase in other expense is primarily attributable to a $45,000 increase in loan expense and $22,000 in losses on sale of other real estate owned, partially offset by small decreases in several other expense items. Compensation and benefits increased $48,000, primarily attributable to early vesting of restricted stock as a result of the filing of the Agreement and Plan of Merger between the Company and First Federal Banc of the Southwest, Inc. announced on August 25, 2004. The $20,000 increase in FDIC insurance was primarily due to an increase in the FDIC assessment. The $19,000 increase in supervisory exam fees was primarily due to an increase in the Office of Thrift Supervision supervisory exam fees assessment. The $15,000 increase in ATM expense is primarily attributable to an increase in the volume of ATM transactions. Data processing costs increased by $8,000, primarily due to growth in the number of deposit accounts and transaction volume increases. Insurance expense increased $7,000 due to a general increase in premium rates for property and casualty insurance. Occupancy expense decreased $27,000 primarily due to a decrease in depreciation expense for furniture, fixtures and equipment.

Borrowings

The Company may obtain advances from the FHLB of Dallas to supplement its supply of funds available for loans and investments. Advances from the FHLB are typically secured by a pledge of the Company's stock in the FHLB, a portion of the Company's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of funds available for loans and investments and to meet deposit withdrawal requirements. For the six-month period ended December 31, 2004 and December 31, 2003, borrowings with the FHLB averaged $63,900,571 and $72,573,899, respectively. The approximate weighted average rate paid on borrowings was 3.41% and 3.35% for the six-month period ended December 31, 2004 and December 31, 2003, respectively.

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

_________
+      Management contract or compensatory plan or arrangement.
* Incorporated herein by reference to the identically numbered exhibit to the current report on Form 8-K filed with the SEC on August 26, 2004.
** Incorporated herein by reference to the Registration Statement on Form S-1 of the Company (File No. 33-90400) initially filed with the Commission on March 17, 1995.
*** Incorporated by reference to the identically numbered exhibits of the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 (File No. 0-25854) filed with the SEC.

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

                                 GFSB BANCORP, INC.


Date:  February 14,  2005        /s/Jerry R. Spurlin
                                 -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)