Form 10QSB
period 2005-03-31
GFSB BANCORP INC
filed 2005-05-13
CIK 942129

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005
                                                 --------------

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

               For the transition period from ________ to ________


                         Commission file number: 0-25854


                               GFSB BANCORP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


Delaware                                                        85-0430841
--------------------------------------------                -------------------
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
or Organization)                                            Identification No.)

221 West Aztec Avenue, Gallup, New Mexico                         87301
-----------------------------------------                      ----------
(Address of Principal Executive Offices)                       (Zip Code)

Issuer's Telephone Number, Including Area Code:              (505) 726-6500
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

As of May 11, 2005, there were issued and outstanding 1,188,486 shares of the registrant's Common Stock.

Transitional Small Business Disclosure format:
                      Yes                       No        X
                           -------------             ------------

                               GFSB Bancorp, Inc.

                                      Index


                                                                                          Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements:

           Condensed Consolidated Statements of Financial Condition
               March 31, 2005 and June 30, 2004                                               3

           Condensed Consolidated Statements of Earnings and Comprehensive Earnings
               Three months and nine months ended March 31, 2005 and March 31, 2004           4

           Condensed Consolidated Statements of Cash Flows
               Nine months ended March 31, 2005 and March 31, 2004                            6

           Notes to Condensed Consolidated Financial Statements                               8

Item 2.    Management's Discussion and Analysis of Financial Condition and                    9
               Results of Operations

Item 3.    Controls and Procedures                                                           18

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                 19

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                       19

Item 3.    Defaults Upon Senior Securities                                                   19

Item 4.    Submission of Matters to a Vote of Security Holders                               19

Item 5.    Other Information                                                                 19

Item 6.    Exhibits                                                                          19

           Signatures                                                                        21

                                        2

                               GFSB Bancorp, Inc.

            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        March 31,       June 30,
                                                                          2005            2004
                                                                     -------------    -------------
                                                                       (Unaudited)
                                     ASSETS

Cash and due from banks                                              $   6,930,156    $   7,840,712
Interest-bearing deposits with banks                                       312,600          866,281
Available-for-sale investment securities                                25,301,589       30,518,828
Available-for-sale mortgage-backed securities                           24,567,852       30,680,195
Held-to-maturity investment securities                                     389,999          398,999
Stock of Federal Home Loan Bank, at cost, restricted                     3,393,900        4,409,200
Loans receivable, net, substantially pledged                           143,326,159      152,430,322
Loans held-for-sale                                                           --            411,400
Accrued interest and dividends receivable                                  849,975          859,298
Premises and equipment                                                   2,366,131        2,513,992
Other real estate and repossessed property                                 283,262          437,211
Prepaid and other assets                                                   153,707          445,847
Deferred tax asset                                                         295,917          275,125
                                                                     -------------    -------------

         TOTAL ASSETS                                                $ 208,171,247    $ 232,087,410
                                                                     =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Transaction and NOW accounts                                         $  33,193,188    $  28,987,811
Savings and MMDA deposits                                               22,994,734       21,501,954
Time deposits                                                           80,321,466       83,369,991
Advances from Federal Home Loan Bank                                    46,629,681       73,652,218
Other secured borrowings                                                 4,021,948        4,814,763
Repurchase agreements                                                      180,538          157,119
Accrued interest payable                                                   422,755          460,520
Advances from borrowers for taxes and insurance                            578,859          499,998
Accounts payable and accrued liabilities                                   387,634          369,595
Dividends declared and payable                                             137,904          140,895
                                                                     -------------    -------------

         TOTAL LIABILITIES                                             188,868,707      213,954,864
                                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES                                                    -                -

STOCKHOLDERS' EQUITY
Preferred stock, $.10 par value, 500,000
  shares authorized;  no shares issued or
  outstanding                                                                    -                -
Common stock, $.10 par value, 1,500,000
  shares authorized;  1,146,645 issued and outstanding
  at March 31, 2005 and June 30, 2004                                      114,665          114,665
Additional paid-in-capital                                               3,296,865        3,095,718
Unearned ESOP stock                                                         (3,682)         (68,048)
Retained earnings, substantially restricted                             15,344,196       14,440,118
Accumulated other comprehensive earnings                                   550,496          550,093
                                                                     -------------    -------------

         TOTAL STOCKHOLDERS' EQUITY                                     19,302,540       18,132,546
                                                                     -------------    -------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 208,171,247    $ 232,087,410
                                                                     =============    =============

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           AND COMPREHENSIVE EARNINGS

                                                                    Three months ended                      Nine months ended
                                                                         March 31,                              March 31,
                                                           ----------------------------------     --------------------------------
                                                                  2005                2004              2005               2004
                                                             ---------------------------------------------------------------------
                                                              (Unaudited)         (Unaudited)        (Unaudited)        (Unaudited)
Interest income
     Loans receivable
            Mortgage loans                               $     1,972,162     $     2,008,343    $     5,934,023    $     6,075,465
            Commercial loans                                     426,341             381,429          1,228,008          1,117,957
            Share and consumer loans                              97,118             104,884            301,094            320,214
     Investment and mortgage-backed securities                   452,643             553,797          1,386,256          1,579,976
     Other interest-earning assets                                26,859              17,389             70,922             65,967
                                                         ---------------     ---------------    ---------------    ---------------

            TOTAL INTEREST EARNINGS                            2,975,123           3,065,842          8,920,303          9,159,579

Interest expense
     Deposits                                                    595,049             666,258          1,801,414          2,166,025
     Advances from Federal Home Loan Bank                        548,284             659,373          1,757,161          2,036,789
     Repurchase agreements                                           841                   6              2,100                146
                                                         ---------------     ---------------    ---------------    ---------------

            TOTAL INTEREST EXPENSE                             1,144,174           1,325,637          3,560,675          4,202,960
                                                         ---------------     ---------------    ---------------    ---------------

            NET INTEREST EARNINGS                              1,830,949           1,740,205          5,359,628          4,956,619

Provision for loan losses                                              -             339,016             60,000            469,030
                                                         ---------------     ---------------    ---------------    ---------------

            NET INTEREST EARNINGS AFTER
              PROVISION FOR LOAN LOSSES                        1,830,949           1,401,189          5,299,628          4,487,589
                                                         ---------------     ---------------    ---------------    ---------------

Non-interest earnings
     Income from real estate operations                            4,585               1,350             13,084              4,900
     Miscellaneous income                                         16,973              12,184             53,643             78,060
     Net loss from sales of available-for-sale securities              -                   -                  -             (1,417)
     Net gains from sales of loans                                15,267               2,879             45,605             33,154
     Service charge income                                       204,393             170,488            639,673            518,577
                                                         ---------------     ---------------    ---------------    ---------------

            TOTAL NON-INTEREST EARNINGS                          241,218             186,901            752,005            633,274
                                                         ---------------     ---------------    ---------------    ---------------
Non-interest expense
     Compensation and benefits                                   593,657             561,408          1,863,050          1,782,997
     FDIC insurance                                               14,817               5,163             44,535             14,715
     Insurance                                                    15,805              14,410             48,142             39,321
     Stock services                                                6,629               4,504             16,345             24,469
     Occupancy                                                   128,879             142,071            374,675            415,158
     Data processing                                              96,944              95,339            288,617            279,199
     Professional fees                                           118,812              81,229            456,528            187,152
     Advertising                                                  55,650              58,656            147,176            165,212
     Stationery, printing and office supplies                     14,865              29,715             65,411             90,786
     ATM expense                                                  25,129              21,773             74,188             55,812
     Supervisory exam fees                                        23,692              16,042             71,525             45,213
     Postage                                                      45,060              18,136             69,891             56,977
     Other                                                        82,476             119,285            340,206            316,692
                                                         ---------------     ---------------    ---------------    ---------------

            TOTAL NON-INTEREST EXPENSE                         1,222,415           1,167,731          3,860,289          3,473,703
                                                         ---------------     ---------------    ---------------    ---------------

                               GFSB Bancorp, Inc.

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                     AND COMPREHENSIVE EARNINGS - CONTINUED

                                                                  Three months ended                      Nine months ended
                                                                       March 31,                              March 31,
                                                           ----------------------------------     ---------------------------------
                                                                  2005                2004               2005              2004
                                                           ----------------------------------     ---------------------------------
                                                              (Unaudited)         (Unaudited)        (Unaudited)       (Unaudited)
            EARNINGS BEFORE INCOME TAXES                 $       849,752     $       420,359    $     2,191,344      $   1,647,160

Income tax expense
     Currently payable                                           343,171             204,406            883,698            709,155
     Deferred (benefit)                                          (21,000)           (108,500)           (21,000)          (213,500)
                                                         ---------------     ---------------    ---------------    ---------------

                                                                 322,171              95,906            862,698            495,655
                                                         ---------------     ---------------    ---------------    ---------------

            NET EARNINGS                                 $       527,581     $       324,453    $     1,328,646      $   1,151,505
                                                         ===============     ===============    ===============      =============

Other comprehensive earnings
     Unrealized (loss) gain, net of tax                         (277,648)            105,094                403           (166,981)
                                                         ---------------     ---------------    ---------------    ---------------
            COMPREHENSIVE EARNINGS                       $       249,933     $       429,547    $     1,329,049      $     984,524
                                                         ===============     ===============    ===============      =============
Earnings per common share
     Basic                                               $          0.46     $          0.29    $          1.17      $        1.02
                                                         ===============     ===============    ===============      =============

Weighted average number of common shares outstanding
     Basic                                                     1,144,086           1,126,787          1,139,926          1,125,096
                                                         ===============     ===============    ===============      =============
Earnings per common share
     Diluted                                             $          0.44     $          0.27    $          1.11      $        0.97
                                                         ===============     ===============    ===============      =============

Weighted average number of common shares outstanding
     Diluted                                                   1,204,291           1,183,235          1,200,238          1,181,231
                                                         ===============     ===============    ===============      =============

Comprehensive earnings per common share
     Basic                                               $          0.22     $          0.38    $          1.17      $        0.88
                                                         ===============     ===============    ===============      =============
     Diluted                                             $          0.21     $          0.36    $          1.11      $        0.83
                                                         ===============     ===============    ===============      =============
Dividends per share                                      $         0.125     $         0.125    $         0.375      $       0.360
                                                         ===============     ===============    ===============      =============

See notes to condensed consolidated financial statements.

                               GFSB Bancorp, Inc.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                Increase (decrease) in cash and cash equivalents

                                                                          Nine Months Ended
                                                                               March 31,
                                                                      ----------------------------
                                                                           2005            2004
                                                                      ------------    ------------
                                                                        (Unaudited)     (Unaudited)
Cash flows from operating activities
    Net earnings                                                      $  1,328,646    $  1,151,505
    Adjustments to reconcile net earnings to
      net cash provided by operations
       Deferred loan origination fees                                     (411,233)       (413,928)
       Gain on sale of loans and securities                                (45,604)        (31,737)
       Provision for loan losses                                            60,000         469,030
       Depreciation of premises and equipment                              177,897         218,274
       Amortization of investment and mortgage-
         backed securities premiums                                        208,524         308,306
       Stock dividends on equity securities                               (265,600)        (60,000)
       Release of ESOP stock                                               265,512         203,052
       Stock compensation under management stock bonus plan                122,539          29,117
       (Benefit) for deferred income taxes                                 (21,000)       (213,500)

    Net changes in operating assets and liabilities
       Accrued interest and dividends receivable                             9,323        (118,709)
       Prepaid and other assets                                            (40,360)        (39,882)
       Accrued interest payable                                            (37,764)        (35,900)
       Accounts payable and accrued liabilities                           (131,599)        118,775
       Income taxes (receivable) payable                                   359,598         (98,146)
       Dividends declared and payable                                       (2,991)         18,381
                                                                      ------------    ------------
                       Net cash provided by
                       operating activities                              1,575,888       1,504,638
                                                                      ------------    ------------

Cash flows from investing activities
    Purchase of premises and equipment                                     (30,036)       (470,920)
    Loan originations and principal
      repayment on loans, net                                            7,921,799     (11,256,682)
    Change in other secured borrowings                                    (792,815)      1,325,621
    Proceeds from the sale of loans                                      2,144,550       2,137,557
    Principal payments on mortgage-backed
      securities                                                         6,028,125      10,943,433
    Principal payments on available-for-sale securities                  5,806,814       1,663,455
    Principal payments on held-to-maturity securities                        9,000           7,000
    Purchases of mortgage-backed securities                                      -      (7,649,914)
    Purchases of available-for-sale securities                          (3,017,500)     (5,331,514)
    Maturities and proceeds from sale of
      available-for-sale securities                                      2,502,232         700,000
    Maturities and proceeds from sale of held-to-maturity securites              -         270,000
    Redemption of FHLB stock                                             1,082,900               -
                                                                      ------------    ------------

                       Net cash provided/(used) by
                       investing activities                             21,655,069      (7,661,964)
                                                                      ------------    ------------

                               GFSB Bancorp, Inc.

                Increase (decrease) in cash and cash equivalents

                                                                            Nine Months Ended
                                                                                 March 31,
                                                                     ----------------------------------
                                                                            2005               2004
                                                                     ---------------    ---------------
                                                                         (Unaudited)         (Unaudited)
Cash flows from financing activities
    Net increase in transaction accounts, passbook
      savings, money market accounts, and
      certificates of deposit                                        $     2,649,631    $     8,706,979
    Net increase in repurchase agreements                                     23,418             53,525
    Net increase in mortgage escrow funds                                    215,737            217,108
    Proceeds from FHLB advances                                          524,770,000      1,144,089,296
    Repayments on FHLB advances                                         (551,792,537)    (1,146,195,823)
    Net increase (decrease) in note payable                                 (136,875)           136,875
    Dividends paid or to be paid in cash                                    (424,568)          (402,483)
    Price paid for vested management bonus
       stock plan stock                                                            -              7,622
                                                                     ---------------    ---------------

                       Net cash provided/(used) by
                       financing activities                              (24,695,194)         6,613,099
                                                                     ---------------    ---------------

    Increase/(decrease) in cash and cash equivalents                      (1,464,237)           455,773

    Cash and cash equivalents at beginning of period                       8,706,993          7,252,358
                                                                     ---------------    ---------------

    Cash and cash equivalents at end of period                       $     7,242,756    $     7,708,131
                                                                     ===============    ===============

Supplemental disclosures of cash flow information
    Cash paid during the period for
       Interest on deposits and advances                             $     3,596,340    $     4,238,715
       Income taxes                                                          503,100            593,800

    Change in market value, net of deferred taxes on
      available-for-sale securities (other comprehensive earnings)               403           (166,981)

    Dividends declared not yet paid                                          137,904            140,848


See notes to condensed consolidated financial statements.

                               GFSB BANCORP, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

         1. The accompanying unaudited condensed consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. However, all adjustments, which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included. All such adjustments are of a normal recurring nature. The condensed consolidated statements of earnings and comprehensive earnings are not necessarily indicative of results which may be expected for the entire year, or for any other interim period.

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

Overview

GFSB Bancorp, Inc. is a savings and loan holding company headquartered in Gallup, New Mexico, which provides a full range of deposit and traditional mortgage loan products through its wholly-owned banking subsidiary, Gallup Federal Savings Bank. All references refer collectively to the Company and the Bank, unless the context indicates otherwise.

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

At a meeting held May 11, 2005 stockholders of FFBSW approved the merger agreement. Subject to approval of the merger agreement by the stockholders of the Company at a meeting scheduled for May 18, 2005, the closing of the merger is expected by June 1, 2005.

Comparison of Financial Condition at March 31, 2005 and June 30, 2004

Total assets decreased by $23.9 million, or 10.3%, to $208.2 million at March 31, 2005 from $232.1 million at June 30, 2004 primarily due to decreases in available-for-sale investment and mortgage-backed securities, net loans receivable, cash and cash equivalents, stock of the Federal Home Loan Bank ("FHLB"), and loans held for sale. The $11.3 million, or 18.5%, decrease in available-for-sale investment and mortgage-backed securities to $49.9 million at March 31, 2005 from $61.2 million at June 30, 2004, was primarily the result of normal monthly principal payments received on the securities owned. Net loans receivable decreased $9.1 million, or 6.0%, to $143.3 million, at March 31, 2005, from $152.4 million at June 30, 2004, primarily due to normal monthly principal payments received on the loans. Cash and cash equivalents of $7.2 million held at March 31, 2005 was $1.5 million or 16.8% less than the June 30, 2004 balance of $8.7 million, primarily due to normal daily fluctuations and a decision by management to reduce the level of cash for the purpose of increasing profitability through an increase in the level of interest earning assets and also for the purpose of reducing cash exposure risk. The stock of FHLB decreased $1.0 million, or 23.0%, to $3.4 million at March 31, 2005 from $4.4 million at June 30, 2004, primarily due to quarterly stock redemptions by the FHLB. There were no loans held for sale at March 31, 2005, while there were $0.4 million in loans held for sale at June 30, 2004, resulting in a decrease of $0.4 million, or 100.0%. This change was primarily a matter of timing, as there has been no change in the Company's plan to sell certain longer-term, fixed-rate one- to four-family loans in the secondary market. The remaining $1.5 million decrease in assets during the nine-month period ended March 31, 2005 was the result of small changes in various asset accounts including accrued interest and dividends receivable, premises and equipment, other real estate and repossessed property, deferred tax asset, and prepaid and other assets.

Total liabilities decreased $25.1 million, or 11.7% mostly due to a decrease in FHLB advances of $27.0 million or 36.7% to $46.6 million at March 31, 2005, from $73.7 million at June 30, 2004. Total deposits increased $2.6 million, or 2.0% to $136.5 million at March 31, 2005 from $133.9 million at June 30, 2004, with the increase made up of a $5.7 million or 11.3% increase in transaction and NOW accounts and savings and MMDA deposits from $50.5 million at June 30, 2004 to $56.2 million at March 31, 2005 partially offset by a $3.0 million or 3.7% decrease in time deposits to $80.3 million at March 31, 2005 from $83.4 million at June 30, 2004. The remaining $0.7 million decrease in liabilities was the result of changes in various liability accounts including other secured borrowings, repurchase agreements, accrued interest payable, advances from borrowers for taxes and insurance, dividends payable, and accounts payable and accrued liabilities.

Stockholders' equity increased $1.2 million, or 6.5% to $19.3 million at March 31, 2005 from $18.1 million at June 30, 2004, primarily due to earnings of $1.329 million for the nine-month period ended March 31, 2005. The Company paid a cash dividend of $0.125 per share, or $141,000, in the quarter ended September 30, 2004, a cash dividend of $0.125 per share, or $141,000, in the quarter ended December 31, 2004, and a cash dividend of $0.125 per share, or $141,000, in the quarter ended March 31, 2005.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2004.

General

Net earnings for the quarter ended March 31, 2005 increased $203,000 to $528,000 ($0.44 per diluted share) from $324,000 ($0.27 per diluted share) for the quarter ended March 31, 2004. The increase in net earnings was primarily the result of a $91,000 increase in net interest earnings, a $339,000 decrease in the provision for loan losses, and a $54,000 increase in non-interest earnings, partially offset by a $55,000 increase in non-interest expense and a $226,000 increase in income tax expense. Please refer to "Average Balance Sheets" for an analysis of the changes in net interest earnings for the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

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

                                   Quarter ended March 31, 2005                 Quarter ended March 31, 2004
                                   ----------------------------                 ----------------------------
                                    Average                      Average         Average                        Average
                                    Balance       Interest      Yield/Cost       Balance        Interest       Yield/Cost
                                 (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $146,506        $2,495          6.81%        $156,489         $2,494          6.37%
Investment securities and
 mortgage-backed securities          52,496           453          3.45%          67,459            554          3.28%
Other interest-earning
  assets (2)                          3,814            27          2.83%           4,013             17          1.69%
                                   --------        ------                       --------         ------

Total interest-earning assets       202,816         2,975          5.87%         227,961          3,065          5.38%
                                                    -----                                         -----
Non-interest-earning assets          11,246                                       11,492
                                   --------                                    --------

Total assets                       $214,062                                     $239,453
                                   ========                                     ========

Interest-bearing liabilities:
  Transaction accounts              $12,794          $ 11           .34%       $ 11,020          $    6           .22%
  Passbook savings                    9,201            17           .74%          7,702              16           .83%
  Money market accounts              12,926            31           .96%         12,305              24           .78%
  Certificates of deposit            81,496           536          2.63%         91,899             620          2.70%
  Other liabilities (3)              58,730           549          3.74%         80,750             659          3.26%
                                   --------        ------                       --------         ------
Total interest-bearing
   liabilities                      175,147         1,144          2.61%        203,676           1,325          2.60%
                                                    -----                                         -----
Non-interest bearing
   liabilities                       19,631                                      17,342
                                   --------                                    --------

Total liabilities                   194,778                                     221,018

Stockholders' equity                 19,284                                      18,435
                                   --------                                    --------
Total liabilities and
  stockholders' equity             $214,062                                    $239,453
                                   ========                                    ========


Net interest earnings                              $1,831                                      $1,740
                                                   ======                                      ======
Interest rate spread (4)                                           3.26%                                         2.78%
                                                                   ====                                          ====
Net yield on interest-
  earning  assets (5)                                              3.61%                                         3.05%
                                                                   ====                                          ====
Ratio of average interest-
Earning assets to average
interest-bearing  liabilities                                      1.16X                                         1.12X
                                                                   ====                                          ====

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

                                     Quarter ended March 31, 2005 vs. 2004
                                               Increase (Decrease)
                                                      Due to
                                        --------------------------------
                                                           Rate/
                                        Volume    Rate    Volume     Net
                                        ------    ----    ------     ---
                                                 (Dollars in Thousands)
Interest income:
  Loans receivable                      $(159)   $ 172    $ (12)   $   1
  Mortgage-backed securities and
     investment securities               (123)      29       (7)    (101)
  Other interest-earning  assets           (1)      11        -       10
                                        -----    -----    -----    -----
    Total interest-earning assets        (283)     212      (19)     (90)
                                        -----    -----    -----    -----
Interest expense:

  Transaction accounts                      1        3        1        5
  Savings accounts                          3       (2)       -        1
  Money markets                             1        6        -        7
  Certificates of deposit                 (70)     (16)       2      (84)
  Other liabilities                      (179)      97      (28)    (110)
                                        -----    -----    -----    -----
   Total interest-bearing liabilities    (244)      88      (25)    (181)
                                        -----    -----    -----    -----

Net change in interest income           $ (39)   $ 124    $   6    $  91
                                        =====    =====    =====    =====

As shown in the above tables, average annualized yields on interest-earning assets improved substantially for the quarter ended March 31, 2005 compared to the same quarter during 2004. Average yield on loans receivable increased 44 basis points to 6.81% for the quarter ended March 31, 2005 compared to 6.37% for the quarter ended March 31, 2004, a 6.9% improvement. Average yield on investment and mortgage-backed securities increased 17 basis points, a 5.2% increase, from 3.28% for the quarter ended March 31, 2004 to 3.45% for the quarter ended March 31, 2005. Yields on other interest-earning assets improved 114 basis points, or 67.5%, to 2.83% in the most recent quarter, from 1.69% in the same period a year ago. These improvements reflect a general increase in interest rates over the period, as well as management decisions to improve average yields through better pricing discipline.

Additionally, as seen in the rate/volume analysis table, the improved yields on interest-earning assets partially offset a decrease in asset balances, which resulted from management's focus on improving yields and asset quality.

Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral and current and expected market conditions. The provision for loan loss was none and $339,000 for the quarters ended March 31, 2005 and 2004, respectively. The decrease in the provision for loan losses for the current quarter compared to the same quarter a year earlier is primarily due to improvement in loan quality and the fact that the Company's loan portfolio decreased during the period. While the Company maintains its allowance for losses at a level that it considers to be adequate, there can be no assurance that further additions will not be made to the loss allowances and that such losses will not exceed the estimated amounts.

Non-Interest Earnings

Total non-interest earnings increased by $54,000 or 29.1% to $241,000 for the quarter ended March 31, 2005 from $187,000 for the quarter ended March 31, 2004. This increase was primarily due to a $34,000 increase in service charge income, a $12,000 increase in gains from sales of loans, a $5,000 increase in miscellaneous income, and a $3,000 increase in income from real estate operations. The $34,000 increase in service charge income was mainly due to increased account analysis service charges and increased insufficient-funds charges collected on transaction accounts.

Non-Interest Expense

Total non-interest expense increased $55,000 or 4.7% to $1,222,000 for the quarter ended March 31, 2005 from $1,168,000 for the quarter ended March 31, 2004. The increase in non-interest expense was primarily attributable to increases in professional fees, compensation and benefits, postage, FDIC insurance, supervisory exam fees, and ATM expense, partially offset by decreases in stationery, printing and office supplies, occupancy, and other expenses. The $38,000 increase in professional fees for the quarter ended March 31, 2005 is primarily attributable to increases in legal fees and other professional services in connection with the Agreement and Plan of Merger between the Company and First Federal Banc of the Southwest, Inc. announced on August 25, 2004. Compensation and benefits increased $32,000, primarily due to increased accruals for performance bonuses. The $27,000 increase in postage expense is primarily attributable to an increase mailing costs due to increased mailings due to growth in the number of deposit accounts. The $10,000 increase in FDIC insurance was primarily due to an increase in the FDIC assessment. The $8,000 increase in supervisory exam fees was primarily due to an increase in the Office of Thrift Supervision supervisory exam fees assessment. The $3,000 increase in ATM expense is primarily attributable to an increase in the volume of ATM transactions. Stationery, printing, and office supplies expense decreased $15,000, primarily due to expenses associated with the opening of a new branch in the year-earlier period. Occupancy expense decreased $13,000, primarily due to a decrease in depreciation expense for furniture, fixtures and equipment. Other expenses decreased $37,000, primarily due to decreases in loss on sale of other repossessed assets, correspondent bank expense, charitable contributions, other operational shortages and organizational dues and subscriptions.

Borrowings

The Company may obtain advances from the FHLB of Dallas to supplement its supply of funds available for loans and investments. Advances from the FHLB are typically secured by a pledge of the Company's stock in the FHLB, a portion of the Company's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of funds available for loans and investments and to meet deposit withdrawal requirements. For the quarters ended March 31, 2005 and March 31, 2004, borrowings with the FHLB averaged $52.2 million and $75.4 million, respectively. The approximate weighted-average rate paid on borrowings was 3.74% and 3.92% for the quarters ended March 31, 2005 and March 31, 2004, respectively.

RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE NINE-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THE NINE-MONTH PERIOD ENDED MARCH 31, 2004.

General

Net earnings for the nine-month period ended March 31, 2005 increased $177,000 to $1,329,000 compared to net earnings of $1,152,000 for the nine-month period ended March 31, 2004. The increase in net earnings was primarily the result of a $403,000 increase in net interest earnings, a $409,000 decrease in the provision for loan losses, and a $119,000 increase in non-interest earnings, partially offset by a $387,000 increase in non-interest expense and a $367,000 increase in income tax expense. Please refer to "Average Balance Sheets" for an analysis of the change in net interest earnings for the nine-month period ended March 31, 2005 compared to the nine-month period ended March 31, 2004.

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

                                        Nine-month period ended                        Nine-month period ended
                                        -----------------------                        -----------------------
                                             March 31, 2005                                 March 31, 2004
                                             --------------                                 --------------
                                    Average                      Average        Average                        Average
                                    Balance      Interest       Yield/Cost      Balance       Interest        Yield/Cost
                                  (Dollars in Thousands)                       (Dollars in Thousands)
Interest-earning assets:
Loans receivable (1)               $150,000        $7,463          6.63%       $155,794        $7,514            6.43%
Investment securities and
 Mortgage-backed securities          56,544         1,386          3.27%         67,055         1,580            3.14%
Other interest-earning
  assets (2)                          3,838            71          2.47%          3,899            66            2.26%
                                   --------        ------                      --------        ------

Total interest-earning assets       210,382         8,920          5.65%        226,748         9,160            5.39%
Non-interest-earning assets          12,079                                      11,783
                                   --------                                    --------

Total assets                       $222,461                                    $238,531
                                   ========                                    ========

Interest-bearing liabilities:
  Transaction accounts              $12,645          $ 34           .36%        $10,586        $   24             .30%
  Passbook savings                    9,180            52           .76%          7,064            50             .94%
  Money market accounts              12,990            92           .94%         12,604            82             .87%
  Certificates of deposit            82,622         1,623          2.62%         90,948         2,010            2.95%
  Other liabilities (3)              66,593         1,759          3.52%         81,924         2,037            3.32%
                                   --------        ------                      --------        ------
Total interest-bearing
   liabilities                      184,030         3,560          2.58%        203,126         4,203            2.76%
Non-interest bearing
   liabilities                       19,437                                      17,415
                                   --------                                    --------

Total liabilities                   203,467                                     220,541

Stockholders' equity                 18,994                                      17,990
                                   --------                                    --------
Total liabilities and
  Stockholders' equity             $222,461                                    $238,531
                                   ========                                    ========



Net interest income                                $5,360                                      $4,957
                                                   ======                                      ======
Interest rate spread (4)                                           3.07%                                         2.63%
                                                                   ====                                          ====
Net yield on interest-
  earning assets (5)                                               3.40%                                         2.91%
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

                                                Nine-month period ended
                                                March 31, 2005 vs. 2004
                                                  Increase (Decrease)
                                                         Due to
                                           ------------------------------------
                                                               Rate/
                                            Volume     Rate    Volume      Net
                                            ------     ----    ------      ---
                                                   (Dollars in Thousands)
Interest income:

  Loans receivable                           $(279)   $ 234    $  (6)   $ (51)
  Mortgage-backed securities and
     investment securities                    (248)      65      (11)    (194)
  Other interest-earning assets                 (1)       6        -        5
                                             -----    -----    -----    -----
    Total interest-earning assets             (528)     305      (17)    (240)
                                             -----    -----    -----    -----
Interest expense:

  Transaction accounts                           5        5        -       10
  Savings accounts                              15      (10)      (3)       2
  Money markets                                  3        7        -       10
  Certificates of deposit                     (184)    (225)      22     (387)
  Other liabilities                           (382)     123      (19)    (278)
                                             -----    -----    -----    -----
   Total interest-bearing liabilities         (543)    (100)       -     (643)
                                             -----    -----    -----    -----

Net change in interest income                $  15    $ 405    $ (17)   $ 403
                                             =====    =====    =====    =====

As shown in the above tables, average annualized yields on interest-earning assets improved for the nine months ended March 31, 2005 compared to the same period in the prior fiscal year. Average yield on loans receivable increased 20 basis points to 6.63% for the nine months ended March 31, 2005 compared to 6.43% for the nine months ended March 31, 2004, a 3.1% improvement. Average yield on investment and mortgage-backed securities increased 13 basis points, a 4.1% increase, from 3.14% for the nine months ended March 31, 2004 to 3.27% for the nine months ended March 31, 2005. Yields on other interest-earning assets improved 21 basis points, or 9.3%, to

2.47% in the current nine-month period, from 2.26% in the same period a year ago. These improvements reflect a general increase in interest rates over the period, as well as management decisions to improve average yields through better pricing discipline.

Additionally, as seen in the rate/volume analysis table, the improved yields on interest-earning assets partially offset a decrease in asset balances, which resulted from management's focus on improving yields and asset quality.


Provision for Losses on Loans

The Company maintains an allowance for loan losses based upon management's periodic evaluation of known and inherent risks in the loan portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying collateral, and current and expected market conditions. The provision for loan losses was $60,000 and $469,000 for the nine-month periods ended March 31, 2005 and 2004, respectively. See "Comparison of Operating Results for the quarter ended March 31, 2005 compared to quarter ended March 31, 2004 - Provision for Losses on Loans."

Non-Interest Earnings

Total non-interest earnings increased by $119,000 or 18.7% to $752,000 for the nine-month period ended March 31, 2005 from $633,000 for the nine-month period ended March 31, 2004. This increase was primarily due to an increase in service charge income of $121,000, an increase of $8,000 in income from real estate operations, and a $12,000 increase in gains from sales of loans partially offset by a decrease in miscellaneous income of $24,000. The decrease in miscellaneous income is primarily due to gains on the sale of other real estate owned in the nine-month period ended March 31, 2004 not present in the nine-month period ended March 31, 2005. The increase in service charge income is primarily due to increased account analysis service charges and increased insufficient-funds charges collected on NOW and checking accounts.

Non-Interest Expense

Total non-interest expense increased $387,000, or 11.1%, to $3,860,000 for the nine-month period ended March 31, 2005 from $3,474,000 for the nine-month period ended March 31, 2004. The increase in non-interest expense was primarily attributable to increases in professional fees, compensation and benefits, FDIC insurance, supervisory exam fees, other expenses, ATM expense, postage, data processing, and insurance expenses, partially offset by decreases in occupancy, stationery, printing and office supplies, advertising, and stock services. The $270,000 increase in professional fees for the nine-month period ended March 31, 2005 is primarily attributable to increases in legal fees and other professional services in connection with the Agreement and Plan of Merger between the Company and First Federal Banc of the Southwest, Inc. announced on August 25, 2004. Compensation and benefits increased $80,000, primarily attributable to accelerated vesting of restricted stock as a result of the filing of the Agreement and Plan of Merger between the Company and First Federal Banc of the Southwest, Inc. announced on August 25, 2004. The $30,000 increase in FDIC insurance was primarily due to an increase in the FDIC assessment. The $26,000 increase in supervisory exam fees was primarily due to an increase in the Office of Thrift Supervision supervisory exam fees assessment. Other expenses increased $24,000, primarily due to an increase in loan expense. The $18,000 increase in ATM expense is primarily attributable to an increase in the volume of ATM transactions. The $13,000 increase in postage expense was primarily attributable to increased mailings due to growth in the number of deposit accounts. Data processing costs increased by $9,000, primarily due to growth in the number of deposit accounts and transaction volume increases. Insurance expense increased $9,000 due to a general increase in premium rates for property and casualty insurance. Occupancy expense decreased $40,000 primarily due to a decrease in depreciation expense for furniture, fixtures and equipment. Stationery, printing and office supplies expense and advertising expense decreased $25,000 and $18,000, respectively, mainly due to higher expenses in the year-earlier period associated with the opening of the new branch in Farmington, New Mexico. Stock services expenses were down $8,000 as a result of reduced stock activity.

Borrowings

The Company may obtain advances from the FHLB of Dallas to supplement its supply of funds available for loans and investments. Advances from the FHLB are typically secured by a pledge of the Company's stock in the FHLB, a portion of the Company's first mortgage loans and certain other assets. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The Company, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of funds available for loans and investments and to meet deposit withdrawal requirements. For the nine-month period ended March 31, 2005 and March 31, 2004, borrowings with the FHLB averaged $60.0 million and $72.5 million, respectively. The approximate weighted average rate paid on borrowings was 3.52% and 3.32% for the nine-month periods ended March 31, 2005 and March 31, 2004, respectively.

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


Date:     May 12, 2005           /s/Jerry R. Spurlin
          -------------------    -----------------------------------------------
                                 Jerry R. Spurlin
                                 Assistant Secretary and Chief Financial Officer
                                 (Duly Authorized Representative and
                                 Principal Financial Officer)